Form 10-K
period 2021-09-30
Gesher I Acquisition Corp.
filed 2021-12-29
CIK 1853314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended September 30, 2021

Commission File Number 001-40897

GESHER I ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

Hagag Towers North Tower Floor 24 Haarba 28 Tel Aviv, Israel	N/A
(Address of principal executive offices)	(zip code)

(212) 993-1560

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one Ordinary Share and one-half of one Redeemable Warrant	GIACU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	GIAC	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for ordinary shares at an exercise price of $11.50 per share	GIACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex- change Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of March 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s ordinary shares were not publicly traded. Accordingly, there was no market value for the registrant’s ordinary shares on such date.

As of December 29, 2021, 14,575,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated October 12, 2021, as filed with the Securities and Exchange Commission on October 13, 2021, pursuant to Rule 424(b)(4) (SEC File Nos. 333- 259253) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete an initial business combination;

●	pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	public securities’ potential liquidity and trading;

●	lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

i

GESHER I ACQUISITION CORP.

FORM 10-K

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Gesher I Acquisition Corp.

We are a blank check company formed under the laws of the Cayman Islands on February 23, 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, although we intend to focus our search for target businesses in the cannabis industry.

In February 2021, we issued an aggregate of 2,875,000 ordinary shares (“founders’ shares”) for an aggregate purchase price of $25,000, or approximately $0.009 per share, to Gesher I Sponsor LLC (“Sponsor”).

In February 2021, we also issued to designees of EarlyBirdCapital, Inc., the representative of the underwriters in our initial public offering (“IPO”), an aggregate of 200,000 ordinary shares (“representative shares”) at a price of $0.0001 per share.

On October 14, 2021, we consummated the IPO of 10,000,000 units. Each unit (“Unit”) consists of one ordinary share and one-half of one redeemable warrant (“Warrant”), with each whole Warrant entitling the holder to purchase one ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $100,000,000.

Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) of 4,550,000 warrants (“Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $4,550,000. The Private Warrants were sold to the Sponsor and EarlyBirdCapital and its designees. The Private Warrants are identical to the Warrants included in the Units sold in the IPO.

On October 21, 2021, we consummated the sale of an additional 1,500,000 Units at $10.00 per Unit pursuant to the underwriters’ over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the closing of the sale of additional Units, we consummated the sale of an additional 450,000 Private Warrants at $1.00 per Private Warrant, generating total proceeds of $450,000. Following the closing of the over-allotment option and sale of additional Private Warrants, an aggregate amount of $116,150,000 has been placed in the trust account established in connection with the IPO.

On November 9, 2021, the ordinary shares and Warrants included in the Units began separate trading.

For further details regarding our business, see the section titled “Proposed Business” contained in our prospectus dated October 12, 2021, incorporated by reference herein.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated October 12, 2021, incorporated by reference herein.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We currently maintain our principal executive offices at Hagag Towers, North Tower, Floor 24, Haarba 28, Tel Aviv, Israel. The cost for this space is included in the $10,000 per-month fee High House, an affiliate of Mr. Cherni, our Chief Operating Officer and a director, charges us for general and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares and warrants are listed on the Nasdaq Capital Markets (“Nasdaq”) under the symbols GIAC and GIACW, respectively.

Holders

As of December 28, 2021, there was one holder of record of our units, seven holders of record of our ordinary shares and three holders of record of our warrants. We believe we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On October 14, 2021, we consummated our IPO of 10,000,000 units. Each unit consisted of one ordinary share and one-half of one redeemable warrant, with each whole warrant entitling the holder to purchase one ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $100,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager of the offering. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-259253) which was declared effective by the Securities and Exchange Commission on October 12, 2021.

Simultaneously with the consummation of the IPO, we consummated the Private Placement of 4,550,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $4,550,000. The Private Warrants were sold to Gesher I Sponsor, LLC, our Sponsor, and EarlyBirdCapital and its designees. The Private Warrants are identical to the warrants included in the units sold in the IPO.

Following the closing of the IPO on October 14, 2021, an amount of $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (the “Trust Account”).

On October 21, 2021, we consummated the sale of an additional 1,500,000 Units at $10.00 per Unit pursuant to the underwriters’ over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the closing of the sale of additional Units, we consummated the sale of an additional 450,000 Private Warrants at $1.00 per Private Warrant, generating total proceeds of $450,000. Following the closing of the over-allotment option and sale of additional Private Warrants, an aggregate amount of $116,150,000 has been placed in the trust account established in connection with the IPO.

On November 9, 2021, the ordinary shares and Warrants included in the Units began separate trading.

Transaction costs amounted to $10,124,821, consisting of $2,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees, $4,073,565 of incentives to anchor investors and forward purchase investors and $551,256 of other offering costs. As of December 8, 2021, approximately $0.5 million of cash was held outside of the trust account established in connection with the IPO and is available for working capital purposes.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer to Gesher I Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on February 23, 2021, as a Cayman Islands exempted company and for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and our private placement of private placement warrants.

Our sponsor is Gesher I Sponsor LLC, a Delaware limited liability company. The registration statement for our initial public offering was declared effective on October 12, 2021. On October 14, 2021, we consummated our initial public offering of 10,000,000 units at $10.00 per unit, with each unit consisting of one ordinary share and one-half of one warrant, with each whole warrant entitling the holder thereof to purchase one ordinary share at a price of $11.50 per share.

Simultaneously with the consummation of the initial public offering, we consummated the private placement of 4,550,000 warrants at a price of $1.00 per warrant in a private placement, generating gross proceeds of $4,550,000.

Following the closing of the initial public offering on October 14, 2021, $101,000,000 ($10.10 per unit) from the net proceeds of the sale of the units in the initial public offering and the private placement was deposited into a trust account, invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our income or other tax obligations as described in the initial public offering, the proceeds will not be released from the trust account until the earlier of the completion of a business combination or the redemption of 100% of the outstanding public shares if we have not completed a business combination within the time required time period.

We have until April 14, 2023 (18 months from the closing of the initial public offering) to complete the initial business combination. If we do not consummate an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable (and less up to $50,000 of interest to pay liquidation expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

As of September 30, 2021, we have neither engaged in any operations nor generated any revenues. All activity for the period from February 23, 2021 (inception) through September 30, 2021 relates to our formation and the initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the period from February 23, 2021 (inception) through September 30, 2021, we had a net loss of $14,946, which was resulted entirely from formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2021, we had no cash and working deficit of $198,145 (excluding deferred offering costs).

Our liquidity needs up to September 30, 2021 had been satisfied through a payment from the sponsor of $25,000 for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the sponsor of $175,827. The promissory note was paid in full on October 18, 2021.

Subsequent to the period covered by this Annual Report, we consummated the initial public offering and private placement. Of the net proceeds from the initial public offering and associated private placements, $101,000,000 of cash was placed in the trust account and $1,151,222 of cash was held outside of the trust account and is available for our working capital purposes.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Critical Accounting Policies

Deferred Offering Costs

Deferred offering costs consist of legal and other expenses incurred through the balance sheet date that are directly related to the initial public offering and that were charged to shareholders’ equity upon the completion of the initial public offering.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 375,000 ordinary shares that were subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the warrants to be issued in the initial public offering meet the requirements for equity classification.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. We began incurring these fees on October 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

The underwriters are entitled to a deferred fee of $3,500,000. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

The holders of the founder shares as well as the holders of the representative shares, private placement warrants and any warrants the sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to an agreement signed on October 12, 2021. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the representative shares, private placement warrants and warrants issued to the sponsor, officers, directors or their affiliates in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. Notwithstanding anything to the contrary, EarlyBirdCapital, Inc. may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination; provided, however, that EarlyBirdCapital, Inc. may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through September 30, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on February 23, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account, N.A., maintained by Continental, acting as trustee, have been invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and our principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Ezra Gardner	43	Chief Executive Officer and Director
Omri Cherni	49	Chief Operating Officer and Director
Chris Coward	45	Chief Fiancial Officer
Philip Broenniman	41	Director
Eugene Dozortsev	42	Director
Noah G. Levy	43	Director

Ezra Gardner has served as our Chief Executive Officer and a member of our board of directors since our inception. Since 2012, Mr. Gardner has served as a Partner at Varana Capital, LLC, an investment firm he co-founded. As part of the Varana investment strategy of cooperative engagement, Mr. Gardner sits on or advises the boards of multiple public and private companies, working with each on strategic planning, operational dynamics, and balance sheet needs/restructuring. From 2009 to 2012, Mr. Gardner served as the Managing Partner and Portfolio Manager of Omnium Capital, LLC, a family office he co-founded in Tel Aviv, Israel. From 2005 to 2009, he was at UBS where he served as a Portfolio Manager and most recently Head of UBS’ US Equity Portfolio for the Fundamental Investment Group where he also sat on the US Trading Committee (Management Board for the US Equities Business). From 2001 to 2005, he served in senior analyst roles at MSD Capital (Michael Dell family fund management office) and Braahman Capital. From 1999 to 2001, he served as an analyst in the Investment Banking Group at JP Morgan. Mr. Gardner currently serves on the board of directors of Galileo Wheel and Neureality, both Israeli-based private businesses, and CCI, a Colorado-based private business. Mr. Gardner received a BA in Economics (with honors) and a BA in International Relations from Brown University. We believe Mr. Gardner is well-qualified to serve as a member of our board of directors due to his experience and relationships and contacts.

Omri Cherni has served as our Chief Operating Officer and a member of our board of directors since our inception. Mr. Cherni has significant experience in the Israeli venture and startup industry. Since 2016, Mr. Cherni has served as Chief Executive Officer of High House, a family office focusing on making real estate and technology investments. Since 2016, he has served as Chief Scientific Officer of Atlas Dynamics, an aerospace company that he founded that creates autonomous vessels, which has grown to become the biggest supplier of tactical UAVs in the EU. Since 2015, Mr. Cherni has served as Chief Executive Officer of Invocap, a systematic and technology backed financial trading platform and fund manager that he founded which uses machine learning and artificial intelligence to outperform benchmarks in both fiat as well as crypto markets. From 2012 to 2014, he was at Jerusalem Venture Partners, one of Israel’s most successful venture capital firms, where he was an associate dealing with the firms’ deep tech and hardware-based investments. Mr. Cherni was a platoon commander in the Israeli Air Force Special forces and received an LLB and an MBA from the Hebrew University. We believe Mr. Cherni is well-qualified to serve as a member of our board of directors due to his experience and relationships and contacts.

Chris Coward has served as our Chief Financial Officer since our inception. Since March 2020, Mr. Coward has been a private investor. From March 2015 to March 2020, Mr. Coward held various roles with Point72 Latitude Investments, an investment platform comprising over 30 fundamental investors, data scientists, and quantitative researchers building technology-driven innovations in asset management. His positions at Point72 Latitude included Head of Singapore, where he built the firm’s equity, macro and data science capability, and Head of International Risk, where he oversaw the risk function for the Firm’s offices in Hong Kong, Japan, London, Singapore and Sydney. Mr. Coward was also a member of Point 72’s Risk Committee with responsibility for allocating approximately $60 billion in capital globally. From 1998 to 2014, Mr. Coward was a Portfolio Manager running quantamental global equity strategies at UBS and BlueCrest Capital. Mr. Coward received an MBA from Columbia University and BEc from Macquarie University (Sydney). He is a member of the Advisory Council of the National University of Singapore Centre for Asset Management Research and Investments and a Member of Rutgers Leading Disruptive Innovation Board. He has completed all levels of the CFA certification.

Philip Broenniman has served as a member of our board of directors since our inception. Since 2012, Mr. Broenniman has been Managing Partner and Portfolio Manager for Varana Capital, LLC, which he co-founded with Mr. Gardner. At Varana Capital, Mr. Broenniman invests in, and consults with the Board of Directors of, certain public and private companies, working with each on strategic planning, financing, and/or balance sheet restructuring. Mr. Broenniman established and refined the opportunistic/deep value, multi-asset class investment paradigm that is the foundation of Varana Capital’s investment focus. Since May 2020, he has been the President and Chief Operating Officer of Ipsidy Inc. (OTCQB: IDTY), a public company that delivers a suite of secure, mobile, biometric identity solutions, available to any vertical, and has also served on the board of directors of such company since March 2020. From 2003 until 2008, he was Managing Partner of Cadence Investment Partners, LLC (“Cadence”), and from 2008 until 2011, he was a principal and Portfolio Manager with Visium Asset Management, LP, which acquired Cadence in 2008. Mr. Broenniman began his portfolio management career with the Bass family of Fort Worth, TX in 1993, investing in event strategies, assisting on derivative hedging and investment strategies, and developing his skills in derivative analytics, risk management, and portfolio construction. From August 2010 until February 2018, Mr. Broenniman was co-founder and a member of Cadence Distributors, LLC, an import/export company focused on the fragrance industry. From February 2012 to April 2017, Mr. Broenniman was a founding investor in, and served as an advisor to, Cacao Prieto, a bourbon and rum distillery, providing strategic guidance during the initial launch of the business. From July 2019 until March 2020 upon successful closing of its merger, Mr. Broenniman served as a member of the Board of Directors and Special Committee evaluating strategic options for CSS Industries, Inc. (Formerly NYSE: CSS). Mr. Broenniman received a BS from Duke University, an MBA from University of Virginia, and is a Chartered Financial Analyst. We believe Mr. Broenniman is well-qualified to serve as a member of our board of directors due to his experience and relationships and contacts.

Eugene Dozortsev has served as a member of our board of directors since our inception. Mr. Dozortsev has been a managing member of Newtyn Management, LLC, an investment firm, since he co-founded it in July 2011. Previously, he was a Senior Analyst at Tyndall Management from October 2003 to 2011. He previously served on the board of directors of Collective Growth Corporation, a Nasdaq-listed special purpose acquisition company like our company that consummated an initial business combination with Innoviz Technologies, an Israeli based Global Leader in LiDAR Sensors and Perception Software for Autonomous Driving, in April 2021. Mr. Dozortzsev received a B.S. in Finance from NYU Stern School of Business. We believe Mr. Dozortsev is well-qualified to serve on our board of directors due to his experience, including with Collective Growth, and contacts and relationships.

Noah G. Levy has served as a member of our board of directors since our inception. Mr. Levy has been a managing member and portfolio manager at Newtyn Management, LLC since he co-founded it in July 2011. Prior to that, Mr. Levy served as a senior member at Tyndall Management from 2002 to 2011 and as an analyst at Goldman Sachs, an investment bank and financial services company, from 2000 to 2002. Mr. Levy received a B.A. from Dartmouth College. Mr. Levy currently serves on the board of Merrimack Pharmaceuticals, Inc. a Nasdaq-listed biotechnology firm. Mr. Levy is also a member of the ACLU investment committee. We believe Mr. Levy is qualified to serve on our board of directors due to his investment management experience and strong financial and business acumen.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Noah G. Levy, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Philip Broenniman and Eugene Dozortsev, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Ezra Gardner and Omri Cherni, will expire at the third annual meeting. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination.

Director Independence

Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors.” An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Philip Broenniman, Eugene Dozortsev and Noah G. Levy are independent directors under the Nasdaq listing rules. Our independent directors hold regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Committees of the Board of Directors

We have three standing committees: an audit committee, a nominating committee, and a compensation committee. Each such committee is composed of solely independent directors.

Audit Committee

Effective on October 12, 2021, we established an audit committee of the board of directors, which consisst of Philip Broenniman, Eugene Dozortsev and Noah G. Levy, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background, including actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions, that results in the individual’s financial sophistication. The board of directors has determined that Mr. Broenniman qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective on October 12, 2021, we established a nominating committee of the board of directors, which consists of Philip Broenniman, Eugene Dozortsev and Noah G. Levy, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective on October 12, 2021, we established a compensation committee of the board of directors, which consists of Philip Broenniman, Eugene Dozortsev and Noah G. Levy, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated below, other than the $10,000 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Code of Ethics

Effective on October 12, 2021, we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Hagag Towers North Tower, Floor 24 Haarba 28 Tel Aviv, Israel.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on October 12, 2021 through the acquisition of a target business or our liquidation of the trust account, we will pay High House, an affiliate of Mr. Cherni, our Chief Operating Officer and a Director, $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary.

We may also pay consulting, success or finder fees to our Sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination.

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our Sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination and the repayment of the aggregate $150,000 of loans made by Varana Capital to us, no compensation or fees of any kind will be paid to our sponsor, initial shareholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. However, the amount of such compensation may not be known at the time of the shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO or the Private Units as the warrants are not exercisable within 60 days of the date hereof.

	Amount and Nature of	Approximate Percentage of
	Beneficial	Outstanding
Name and Address of Beneficial Owner(1)	Ownership	Shares
Ezra Gardner(2)	2,450,000	19.6%
Omri Cherni(2)	2,450,000	19.6%
Chris Coward(3)	--	--
Philip Broenniman(3)	--	--
Eugene Dozortsev(3)	--	--
Noah G. Levy(3)	--	--
Gesher Sponsor LLC	2,450,000	19.6%
The Segantii Asia-Pacific Multi-Strategy Fund(4)	1,090,000	7.5%
Linden Capital L.P.(5)	975,000	6.7%
683 Capital Partners, LP(6)	900,000	6.2%
All directors and executive officers as a group (seven individuals)	2,450,000	19.6%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Gesher I Acquisition Corp., Hagag Towers, North Tower, Floor 24, Haarba 28, Tel Aviv, Israel.
(2)	Represents securities held by Gesher I Sponsor, LLC, of which each of Messrs. Gardner and Cherni is a managing member. Accordingly, all securities held by our Sponsor may ultimately be deemed to be beneficially held by Messrs. Gardner and Cherni. Includes up to 100,000 shares that our Sponsor may transfer to a third party upon consummation of our initial business combination.
(3)	Does not include any securities held by Gesher I Sponsor LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.
(4)	Represents shares held by The Segantii Asia-Pacific Multi-Strategy Fund (the “Fund”). Segantii Capital Management (Cayman) Limited serves as the investment manager of the Fund, Segantii Capital Management Limited serves as the investment advisor for the Fund and Segantii Capital Management (USA) LLC serves as the sub-advisor to the Fund. Each shares dispositive and voting power over the shares held by the Fund. Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on October 25, 2021.
(5)	Represents shares held by Linden Capital L.P. Linden GP LLC is the general partner of Linden Capital and in such capacity may be deemed to beneficially own the shares held by Linden Capital. Linden Advisors LP is the investment manager of Linden Capital. Siu Min (Joe) Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the shares. Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on October 22, 2021.
(6)	Represents shares held by 683 Capital Partners, LP. 683 Capital Management, LLC, as the investment manager of 683 Capital Partners, LP, may be deemed to have beneficial ownership over the shares held by 683 Capital Partners, LP. Ari Zweiman is the managing member of 683 Capital Management, LLC and may also be deemed to have beneficial ownership over the shares held by 683 Capital Partners, LP. Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on October 22, 2021.

All of the founders’ shares outstanding prior to the IPO have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until 180 days after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their ordinary shares and the right to receive cash dividends, if declared. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founders’ shares.

Our executive officers and our Sponsor are our “promoters,” as that term is defined under the federal securities laws.

Equity Compensation Plans

As of September 30, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Transactions” contained in our prospectus dated October 12, 2021, incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered were $30,000.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from February 23, 2021 (inception) through September 30, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from February 23, 2021(inception) through September 30, 2021.

All Other Fees. We did not pay Marcum for other services for the period from February 23, 2021 (inception) through September 30, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Ordinary Share Certificate.**
4.2	Specimen Warrant Certificate.**
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
4.4	Description of Registrant’s Securities.
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Registration Rights Agreement*
10.4	Form of Stock Escrow Agreement between Continental Stock Transfer & Trust Company and the Registrant.**
10.5	Administrative Services Agreement between High House and the Registrant.*
10.6	Form of Indemnification Agreement*
14	Code of Ethics.**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 14, 2021.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-259253).

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of December, 2021.

GESHER I ACQUISITION CORP.

By:	/s/ Ezra Gardner
Ezra Gardner Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ezra Gardner	Chief Executive Officer and Director	December 29, 2021
Ezra Gardner	(Principal Executive Officer)

/s/ Chris Coward	Chief Financial Officer	December 29, 2021
Chris Coward	(Principal Financial and Accounting Officer)

/s/ Omri Cherni	Chief Operating Officer and Director	December 29, 2021
Omri Cherni

/s/ Philip Broenniman	Director	December 29, 2021
Philip Broenniman

/s/ Eugene Dozortsev	Director	December 29, 2021
Eugene Dozortsev

/s/ Noah G. Levy	Director	December 29, 2021
Noah G. Levy

GESHER I ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Gesher I Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Gesher I Acquisition Corp. (the “Company”) as of September 30, 2021, the related statements of operations, shareholders’ equity and cash flows for the period from February 23, 2021 (inception) through September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of its operations and its cash flows for the period from February 23, 2021 (inception) through September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Boston, MA
December 29, 2021

GESHER I ACQUISITION CORP.
BALANCE SHEET
SEPTEMBER 30, 2021

Assets
Deferred offering costs	$208,199
Total Assets	$208,199

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$22,318
Promissory note - related party	175,827
Total current liabilities	198,145

Commitments and Contingencies (Note 6)

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 3,075,000 shares issued and outstanding (1)	308
Additional paid-in capital	24,692
Accumulated deficit	(14,946)
Total shareholders’ equity	10,054

Total Liabilities and Shareholders’ Equity	$208,199

(1)	Includes up to 375,000 shares subject to forfeiture if the underwriter’s over-allotment option is not exercised in full or in part by the underwriter. (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GESHER I ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Formation and operating costs	$14,946
Net loss	$(14,946)

Basic and diluted weighted average shares outstanding(1)	2,700,000
Basic and diluted net loss per share	$(0.01)

(1)	Excludes up to 375,000 shares subject to forfeiture if the underwriter’s over-allotment option is not exercised in full or in part by the underwriter (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GESHER I ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) Through SEPTEMBER 30, 2021

	Ordinary shares		Additional Paid-in	Accumulated	Shareholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of February 23, 2021 (inception)	-	$-	$-	$-	$-
Ordinary shares issued to Sponsor	2,875,000	288	24,712	-	25,000
Issuance of representative shares	200,000	20	(20)	-	-
Net loss	-	-	-	(14,946)	(14,946)
Balance as of September 30, 2021	3,075,000	$308	$24,692	$(14,946)	$10,054

(1)	Includes up to 375,000 shares subject to forfeiture if the underwriter’s over-allotment option is not exercised in full or in part by the underwriter (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GESHER I ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash flows from operating activities:
Net loss	$(14,946)
Change in operating assets and liabilities:
Formation costs paid by Sponsor in exchange for issuance of ordinary shares	6,827
Operating costs paid by Sponsor promissory note	8,119
Net cash used in operating activities	-

Net change in cash	-
Cash, beginning of period	-
Cash, end of period	$-

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$18,173
Deferred offering costs paid by Sponsor promissory note	$167,708
Deferred offering costs included in accrued offering costs and expenses	$22,318
Issuance of representative shares	$20

The accompanying notes are an integral part of these unaudited condensed financial statements.

GESHER I ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Note 1—Organization and Business Operation

Gesher I Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Cayman Islands exempted company on February 23, 2021. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company may pursue a Business Combination opportunity in any business or industry the Company chooses although it currently intends to focus on target businesses located in Israel, particularly those that conduct business internationally in Asia, Europe or North America. None of the Company’s officers, directors, promoters and other affiliates has engaged in any substantive discussions on the Company’s behalf with representatives of other companies regarding the possibility of a potential Business Combination with the Company.

As of September 30, 2021, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 23, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”).

On October 12, 2021, the Company changed its fiscal year end from December 31 to September 30.

The Company’s sponsor is Gesher I Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on October 12, 2021 (the “Effective Date”). On October 14, 2021, the Company’s consummated the IPO of 10,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “IPO”), generating gross proceeds to the Company of $100,000,000. Each Unit consists of one ordinary share (the “Public Shares”) and one-half of one warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 4,550,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement, generating gross proceeds to the Company of $4,550,000, which is described in Note 4.

Transaction costs amounted to $10,124,821 consisting of $2,000,000 of underwriting commissions, $3,500,000 of deferred underwriting commissions, $4,073,565 of incentives to Anchor Investors (see Note 3) and Forward Purchase Investors (see Note 6), and $551,256 of other offering costs, and was all charged to additional paid-in capital.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Following the closing of the IPO on October 14, 2021, $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”), invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income or other tax obligations as described in the IPO, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or the redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination within the time required time period.

The Company will either (1) give the shareholders the opportunity to vote on the Business Combination or (2) provide the public shareholders with the opportunity to sell their ordinary shares to the Company in a tender offer for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less taxes.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with FASB ASC 470-20. The Public Shares are subject to FASB ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

The ordinary shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company’s ordinary shares are not considered a “penny stock” upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have 18 months from the closing of the IPO to complete the initial Business Combination. If the Company does not consummate an initial Business Combination within 18 months from the closing of the IPO (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to the Company but net of taxes payable (and less up to $50,000 of interest to pay liquidation expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed (a) to waive its redemption rights with respect to the founder shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the amended and restated memorandum and articles of association that would affect a public shareholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.10 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. The agreement entered into by the Sponsor specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Marcum LLP, the Company’s independent registered public accounting firm, and the underwriters of the IPO, will not execute agreements with the Company waiving such claims to the monies held in the Trust Account. The Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company believes it is unlikely that the Sponsor will be able to satisfy its indemnification obligations if it is required to do so.

Liquidity and Capital Resources

As of September 30, 2021, the Company had no cash and working deficit of $198,145 (excluding deferred offering costs).

The Company’s liquidity needs up to September 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $175,827 (see Note 5). The promissory note was paid in full on October 18, 2021.

Subsequent to the period covered by this annual report on Form 10-K (the “Annual Report”), the Company consummated its IPO (see Note 3) and Private Placement (See Note 4). Of the net proceeds from the IPO and associated Private Placements, $101,000,000 of cash was placed in the Trust Account and $1,151,222 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of September 30, 2021.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Ordinary Shares Subject to Possible Redemption

All of the 10,000,000 ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares were classified outside of permanent equity upon the IPO.

The Company recognized changes in redemption value immediately as they occur upon the IPO and will adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Deferred Offering Costs

Deferred offering costs consist of legal and other expenses incurred through the balance sheet date that are directly related to the IPO and that were charged to shareholders’ equity upon the completion of the IPO.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 375,000 ordinary shares that were subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants to be issued in the IPO meet the requirements for equity classification.

Income Taxes

The Company accounts for income taxes under FASB ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company is subject to potential Israeli income tax and filing requirements due to its presence in Tel Aviv. Income of the Israeli company will be taxable at corporate tax rate of 23%.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 23, 2021. Adoption of the ASU did not impact the Company’s financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3—Initial Public Offering

On October 14, 2021, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one-half of one warrant. Each whole warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share. Each warrant will become exercisable 30 days after the completion of an initial Business Combination and will expire on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption or liquidation.

Following the closing of the IPO on October 14, 2021, $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into the Trust Account. The net proceeds deposited into the Trust Account will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Prior to the IPO, five members of the Sponsor and one institutional investor (collectively, the “Anchor Investors”) have each expressed an interest to purchase units in the IPO at a level of up to and in no event exceeding 9.9% of the units subject to the IPO. As incentives for the Anchor Investors, upon consummation of the IPO, the Sponsor transferred 50,000 founder shares, with an aggregate fair value of $339,500, to one Anchor Investor for the same price originally paid for such shares. Five Anchor Investors received an aggregate of 250,000 membership interests in the Sponsor, with an aggregate fair value of $1,697,500, for no consideration. The excess of the fair value of the founder shares transferred over the original issuance price of $339,065 and the fair value of the membership interests transferred of $1,697,500 were accounted for as offering costs with an offset to additional paid-in capital upon the IPO.

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 1,500,000 Public Units to cover over-allotments. On October 20, 2021, the underwriters exercised the over-allotment option in full to purchase 1,500,000 Public Units, at a purchase price of $10.00 per Public Unit, generating gross proceeds to the Company of $15,000,000 (see Note 8).

Note 4—Private Placement

Simultaneously with the closing of the IPO, the Sponsor and EarlyBirdCapital, Inc., the representative of the underwriters, purchased an aggregate of 4,550,000 Private Placement Warrants, each exercisable to purchase one ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $4,550,000 in the aggregate, in a private placement.

On October 20, 2021, simultaneous with the exercise of the over-allotment option in full, the Sponsor and EarlyBirdCapital, Inc., purchased an aggregate of 450,000 additional Private Placement Warrants, at a purchase price of $1.00 per warrant, generating gross proceeds to the Company of $450,000 (see Note 8).

The Private Placement Warrants are identical to the warrants included in the Units sold in the IPO.

Note 5—Related Party Transactions

Founder Shares

Effective February 23, 2021, the Company issued 2,875,000 ordinary shares, par value $0.0001, to the Sponsor for $25,000, or approximately $0.009 per share, to cover certain offering costs. Up to 375,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. Simultaneously, the Company issued to EarlyBirdCapital, Inc. and its designees the 200,000 representative shares.

Upon consummation of the IPO, the Sponsor transferred 50,000 founder shares, with an aggregate fair value of $339,500, to one Anchor Investor for the same price originally paid for such shares (see Note 3). The excess of the fair value of the founder shares transferred over the original issuance price of $339,065 was accounted for as an offering cost with an offset to additional paid-in capital upon the IPO.

On October 20, 2021, the underwriters exercised the over-allotment option in full to purchase 1,500,000 Public Units. As a result, 375,000 founder shares were no longer subject to forfeiture.

On the date of the IPO, the founder shares were placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold or released from escrow (subject to certain limited exceptions set forth below) until 180 days following the date of the consummation of the initial Business Combination, or earlier, if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

The founder shares are identical to the ordinary shares included in the Units being sold in the IPO. However, the initial shareholders and officers and directors have agreed (A) to vote any shares owned by them in favor of any proposed Business Combination, (B) not to convert any shares in connection with a shareholder vote to approve a proposed initial Business Combination or sell any shares to the Company in a tender offer in connection with a proposed initial Business Combination and (C) that the founder shares will not participate in any liquidating distributions from the Trust Account upon winding up if a Business Combination is not consummated.

Promissory Note—Related Party

On March 1, 2021, the Company entered into a promissory note of an aggregate of $150,000. The loan was to be payable without interest on the earlier to occur of July 31, 2021, the consummation of the IPO, or the abandonment of the IPO.

On August 9, 2021, the Company entered into a Promissory Note Extension Agreement with the Sponsor to extend the maturity date of the promissory note from July 31, 2021 to November 30, 2021. The loans will be payable without interest on the earlier to occur of November 30, 2021, the consummation of the IPO, or the abandonment of the IPO.

On September 20, 2021, the Company amended the promissory note to increase the principal to $201,000.

The Company had borrowed $175,827 under such promissory note as of September 30, 2021, which was paid in full on October 18, 2021 (see Note 8).

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company consummates an initial Business Combination, the Company would repay such loaned amounts; provided that up to $1,500,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

An affiliate of the Company’s Chief Operating Officer has agreed that, commencing on the effective date of the IPO through the earlier of the consummation of the initial Business Combination or the liquidation of the Trust Account, it will make available to the Company certain general and administrative services, including office space, utilities and administrative support, as the Company may require from time to time. The Company has agreed to pay $10,000 per month for these services.

Note 6—Commitments and Contingencies

Registration Rights

The holders of the founder shares issued and outstanding on the date of the IPO, as well as the holders of the representative shares, Private Placement Warrants and any warrants the Sponsor, officers, directors or their affiliates may be issued in payment of Working Capital Loans made to the Company (and all underlying securities), will be entitled to registration rights pursuant to an agreement signed on October 12, 2021. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the representative shares, Private Placement Warrants and warrants issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. Notwithstanding anything to the contrary, EarlyBirdCapital, Inc. may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that EarlyBirdCapital, Inc. may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 1,500,000 units to cover over-allotments, if any.

On October 14, 2021, the Company paid cash underwriting commissions of 2.0% of the gross proceeds of the IPO, or $2,000,000.

The underwriters are entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the IPO, or $3,500,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On October 20, 2021, the underwriters exercised the over-allotment option in full to purchase 1,500,000 Public Units at a purchase price of $10.00 per Public Unit, generating gross proceeds to the Company of $15,000,000 (see Note 3), and were, in aggregate, paid a fixed underwriting discount of $300,000.

Representative Shares

Effective February 23, 2021, the Company issued to EarlyBirdCapital, Inc. and its designees the 200,000 representative shares. The holders of the representative shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial Business Combination. In addition, the holders of the representative shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period.

The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement pursuant to Rule 5110(e)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold during the IPO or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement or commencement of sales of the IPO, except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners, provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.

Forward Purchase Agreements

In connection with the consummation of the IPO, the Company entered into contingent forward purchase agreements (the “FPA”) with certain members of the Sponsor (the “Forward Purchase Investors”) which provide for the purchase by the Forward Purchase Investors of an aggregate of up to 4,500,000 units for total gross proceeds of up to $45,000,000. These units will be purchased, subject to certain conditions, in a private placement to close immediately prior to, or simultaneously with, the consummation of the Company’s Business Combination. The Company accounted for the FPA in accordance with the guidance contained in ASC 815-40. Such guidance provides that the FPA meets the criteria for equity treatment due to no circumstances under which the Company can be forced to net cash settle the FPA.

As incentives for the FPA, upon consummation of the IPO, the Forward Purchase Investors received an aggregate of 300,000 membership interests in the Sponsor, with an aggregate fair value of $2,037,000, for no consideration, which were accounted for as offering costs with an offset to additional paid-in capital upon the IPO.

Note 7—Shareholders’ Equity

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.

Ordinary shares—The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 3,075,000 ordinary shares issued and outstanding, which included an aggregate of up to 375,000 ordinary shares subject to forfeiture to the extent that the over-allotment option is not exercised by the underwriters in full or in part. The initial shareholders will be required to forfeit only a number of ordinary shares necessary to continue to maintain the 20.0% ownership interest in the ordinary shares after giving effect to the IPO and exercise, if any, of the underwriters’ over-allotment option (excluding the representative shares and any shares included in Units purchased in the IPO).

On October 20, 2021, the underwriters exercised the over-allotment option in full to purchase 1,500,000 Public Units. As a result, 375,000 founder shares were no longer subject to forfeiture.

Warrants—Each whole warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors, and in the case of any such issuance to the Sponsor, initial shareholders or their affiliates, without taking into account any founder shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional ordinary shares or equity-linked securities.

The warrants will become exercisable 30 days after the completion of an initial Business Combination. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.

No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

The Company may redeem the outstanding warrants in whole and not in part, at a price of $0.01 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, if, and only if, the last sales price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending three business days before the Company sends the notice of redemption; and if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants. If the foregoing conditions are satisfied and the Company issues a notice of redemption, each warrant holder can exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the ordinary shares may fall below the $18.00 trigger price as well as the $11.50 warrant exercise price after the redemption notice is issued.

If the Company calls the warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the ordinary shares for the five trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Upon the IPO, the Company accounted for the 9,550,000 warrants issued in connection with the IPO (including the 5,000,000 Public Warrants included in the Units and the 4,550,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants meet the criteria for equity treatment due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is an input to the fair value of a “fixed-for-fixed” option and no circumstances under which the Company can be forced to net cash settle the warrants.

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon this evaluation, the Company did not identify any other subsequent events that would have required adjustments or disclosure in the financial statements, other than those disclosed below.

The registration statement for the Company’s IPO was declared effective on October 12, 2021.

On October 14, 2021, the Company consummated its IPO and associated Private Placement (see Note 3 and Note 4).

On October 18, 2021, the promissory note of $175,827 at September 30, 2021 was paid in full by the Company (see Note 5).

On October 20, 2021, the underwriters exercised the over-allotment option in full to purchase 1,500,000 Public Units at a purchase price of $10.00 per Public Unit, generating gross proceeds to the Company of $15,000,000 (see Note 3), and were, in aggregate, paid a fixed underwriting discount of $300,000. As a result, 375,000 founder shares are no longer subject to forfeiture. Pursuant to the underwriters’ full exercise of the over-allotment option on October 20, 2021, the Sponsor and EarlyBirdCapital purchased an additional 450,000 Private Placement Warrants at a purchase price of $1.00 per warrant, generating gross proceeds to the Company of $450,000 (see Note 4).