Form 10-Q
period 2021-12-31
Gesher I Acquisition Corp.
filed 2022-02-14
CIK 1853314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-40897

GESHER I ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hagag Towers North Tower

Floor 24 Haarba 28

Tel Aviv, Israel

(Address of principal executive offices)

(212) 993-1560

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share and one-half of one Redeemable Warrant	GIACU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	GIAC	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for ordinary shares at an exercise price of $11.50 per share	GIACW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of February 14, 2022, there were 14,575,000 ordinary shares, par value $0.0001 per share, issued and outstanding.

GESHER I ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GESHER I ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	December 31, 2021	September 30, 2021
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$446,883	$-
Prepaid expenses	230,110	-
Deferred offering costs	-	208,199
Total current assets	676,993	208,199
Prepaid expenses, non-current	171,164	-
Marketable securities held in Trust Account	116,152,462	-
Total assets	$117,000,619	$$208,199

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accrued offering costs and expenses	$30,935	22,318
Promissory note – related party	-	175,827
Due to related party	25,000	-
Total current liabilities	55,935	198,145
Deferred underwriting commissions	4,025,000	-
Total liabilities	4,080,935	198,145

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 and 0 shares at redemption value of $10.10 at December 31, 2021 and September 30, 2021, respectively.	116,152,462	-

Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 3,075,000 shares issued and outstanding (excluding 11,500,000 and 0 shares subject to possible redemption) at December 31, 2021 and September 30, 2021, respectively.	308	308
Additional paid-in capital	-	24,692
Accumulated deficit	(3,233,086)	(14,946)
Total shareholders’ (deficit) equity	(3,232,778)	10,054
Total Liabilities and Shareholders’ (Deficit) Equity	$117,000,619	$208,199

The accompanying notes are an integral part of these unaudited condensed financial statements.

GESHER I ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE Three Months Ended DECEMBER 31, 2021

Formation and operating costs	$216,576
Loss from operations	(216,576)

Other income
Change in fair value of over-allotment units	44,550
Interest income earned on Trust Account	2,462
Total other income	47,012

Net loss	$(169,564)

Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	9,777,174
Basic and diluted net loss per ordinary share subject to possible redemption	$(0.01)
Basic and diluted weighted average shares outstanding, nonredeemable ordinary shares	2,997,554
Basic and diluted net loss per nonredeemable ordinary share	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GESHER I ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE Three Months Ended DECEMBER 31, 2021

	Ordinary shares		Additional Paid-in	Accumulated	Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of October 1, 2021	3,075,000	$308	$24,692	$(14,946)	$10,054
Proceeds allocated to Public Warrants	-	-	8,165,000	-	8,165,000
Proceeds allocated to Private Placement Warrants	-	-	5,000,000	-	5,000,000
Incentives to anchor investors and forward purchasers	-	-	4,073,565	-	4,073,565
Offering costs allocated to warrants	-	-	(956,456)	-	(956,456)
Accretion of redeemable shares to redemption value	-	-	(16,306,801)	(3,048,576)	(19,355,377)
Net loss	-	-	-	(169,564)	(169,564)
Balance as of December 31, 2021	3,075,000	308	-	(3,233,086)	(3,232,778)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GESHER I ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE Three Months Ended DECEMBER 31, 2021

Cash flows from operating activities:
Net loss	$(169,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,462)
Changes in current assets and liabilities:
Prepaid assets	(401,274)
Due to related party	25,000
Accrued offering costs and expenses	8,617
Net cash used in operating activities	(539,683)

Cash flows from investing activities:
Principal deposited in Trust Account	(116,150,000)
Net cash used in investing activities	(116,150,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of costs	112,655,450
Proceeds from private placement	5,000,000
Payment of promissory note to related party	(182,127)
Payment of deferred offering costs	(336,757)
Net cash provided by financing activities	117,136,566

Net change in cash	446,883
Cash, beginning of period	-
Cash, end of period	$446,883

Supplemental disclosure of cash flow information:
Deferred underwriting commissions payable charged to additional paid in capital	$4,025,000
Deferred offering costs paid by Sponsor loan	$6,300
Incentives to anchor investors and forward purchasers	$4,073,565

The accompanying notes are an integral part of these unaudited condensed financial statements.

GESHER I ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

As of December 31, 2021, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 23, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”).

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

On October 20, 2021, the Company issued an additional 1,500,000 Units in connection with the full exercise by the underwriters of their over-allotment option,     generating gross proceeds of $15,000,000, which is discussed in Note 3. Simultaneously with the closing of the underwriters’ full exercise of the over-allotment option, the Company sold an additional 450,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, in a private placement (together with the Private Placement, the “Private Placements”) generating gross proceeds of $450,000, which is discussed in Note 4.

Transaction costs amounted to $10,949,821 consisting of $2,300,000 of underwriting commissions, $4,025,000 of deferred underwriting commissions, $4,073,565 of incentives to Anchor Investors (see Note 3) and Forward Purchase Investors (see Note 6), and $551,256 of other offering costs.

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

Following the closing of the IPO on October 14, 2021 and underwriters’ full exercise of their over-allotment option on October 20, 2021, $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”), invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income or other tax obligations as described in the IPO, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or the redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination within the time required time period.

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

The ordinary shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company’s ordinary shares are not considered a “penny stock” upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had $446,883 in cash and working capital of $621,058.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $182,127 (see Note 5). The promissory note was paid in full on October 18, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans. Furthermore, the Sponsor has committed to provide funding of approximately $237,000 to the Company. The amount will be due on demand and payable without interest.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected through September 30, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on October 21, 2021 and October 13, 2021, respectively.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and September 30, 2021.

Marketable Securities Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statement of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021 and September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Ordinary Shares Subject to Possible Redemption

All of the 11,500,000 ordinary shares sold as part of the Units contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all 11,500,000 ordinary shares were classified outside of permanent equity as of December 31, 2021.

The Company recognized changes in redemption value immediately as they occur upon the IPO and will adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

 Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. The Company incurred offering costs amounting to $10,949,821 as a result of the IPO consisting of $2,300,000 of underwriting commissions, $4,025,000 of deferred underwriting commissions, $4,073,565 of incentives to Anchor Investors (see Note 3) and Forward Purchase Investors (see Note 6), and $551,256 of other offering costs.

Net Loss Per Ordinary Share

The Company has two categories of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Earnings and losses are shared pro rata between the two categories of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each category:

	For the Three Months Ended December 31, 2021
	Redeemable	Non-redeemable
Numerator
Allocation of net loss	$(129,776)	$(39,788)

Denominator
Weighted average shares outstanding	9,777,174	2,997,554

Basic and diluted net loss per share	$(0.01)	$(0.01)

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

Following the closing of the IPO on October 14, 2021, $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into the Trust Account. The net proceeds deposited into the Trust Account are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 1,500,000 Units to cover over-allotments. On October 20, 2021, the underwriters exercised the over-allotment option in full to purchase 1,500,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds to the Company of $15,000,000.

As of December 31, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Warrants	(8,165,000)
Ordinary shares issuance costs	(10,037,915)
Plus:
Accretion of carrying value to redemption value	19,355,377

Ordinary shares subject to redemption	$116,152,462

Note 4—Private Placement

Simultaneously with the closing of the IPO, the Sponsor and EarlyBirdCapital, Inc., the representative of the underwriters, purchased an aggregate of 4,550,000 Private Placement Warrants, each exercisable to purchase one ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $4,550,000 in the aggregate, in a private placement.

On October 20, 2021, simultaneous with the exercise of the over-allotment option in full, the Sponsor and EarlyBirdCapital, Inc., purchased an aggregate of 450,000 additional Private Placement Warrants, at a purchase price of $1.00 per warrant, generating gross proceeds to the Company of $450,000.

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

The Company had borrowed $182,127 under such promissory note upon IPO, which was paid in full on October 18, 2021.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company consummates an initial Business Combination, the Company would repay such loaned amounts; provided that up to $1,500,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of December 31, 2021 and September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

An affiliate of the Company’s Chief Operating Officer has agreed that, commencing on the effective date of the IPO through the earlier of the consummation of the initial Business Combination or the liquidation of the Trust Account, it will make available to the Company certain general and administrative services, including office space, utilities and administrative support, as the Company may require from time to time. The Company has agreed to pay $10,000 per month for these services. As of December 31, 2021, the Company has accrued $25,000 of administrative service fees.

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

Note 7—Shareholders’ Equity

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and September 30, 2021, there were no preference shares issued or outstanding.

Ordinary shares—The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 3,075,000 ordinary shares issued and outstanding.

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

The Company accounted for the 10,750,000 warrants issued in connection with the IPO (including the 5,750,000 Public Warrants included in the Units and the 5,000,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants meet the criteria for equity treatment due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is an input to the fair value of a “fixed-for-fixed” option and no circumstances under which the Company can be forced to net cash settle the warrants.

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$116,152,462	$116,152,462	$—	$—
	$116,152,462	$116,152,462	$—	$—

The over-allotment option was accounted for as liabilities in accordance with ASC 815-40 and is presented within liabilities on the balance sheet. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment liability in the statement of operations.

The Company used a Black Scholes model to value the over-allotment option. The over-allotment option was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key inputs into the Black Scholes model for the over-allotment liability was as follows at initial measurement:

Input	October 14, 2021
Risk-free interest rate	0.04%
Expected term (years)	0.12
Expected volatility	5.0%
Exercise price	$10.00
Unit price	$10.00

Input	October 20, 2021
Risk-free interest rate	0.04%
Expected term (years)	0.11
Expected volatility	5.0%
Exercise price	$10.00
Unit price	$10.00

The following table sets forth a summary of the changes in the fair value of the Level 3 over-allotment liability for the three months ended December 31, 2021:

Over-allotment Liability
Fair value as of October 1, 2021	$-
Initial fair value of over-allotment liability upon issuance at IPO	105,450
Change in fair value	(44,550)
Charged to shareholders’ deficit upon exercise	(60,900)
Fair value as of December 31, 2021	$—

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon this evaluation, the Company did not identify any other subsequent events that would have required adjustments or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Gesher I Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the Cayman Islands on February 23, 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, although we intend to focus our search for target businesses in the cannabis industry. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

As of December 31, 2021, we have neither engaged in any operations nor generated any revenues. All activity for the period from February 23, 2021 (inception) through December 31, 2021 relates to our formation and the initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the three months ended December 31, 2021, we had a net loss of $169,564, which was resulted from formation and operating costs amounting to $216,576, partially offset by the interest income amounting to $2,462 and change in fair value of over-allotment amounting to $44,550.

Liquidity and Capital Resources

As of December 31, 2021, we had $446,883 in cash and working capital of $621,058.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the sponsor of $182,127. The promissory note was paid in full on October 18, 2021. Subsequent to the consummation of the initial public offering and private placement, our liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the trust account.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us working capital loans. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

Net Loss Per Ordinary Share

We have two categories of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Earnings and losses are shared pro rata between the two categories of shares.

Ordinary Shares Subject to Possible Redemption

All of the 11,500,000 ordinary shares sold as part of the units contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to the our amended and restated memorandum and articles of association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of us require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all 11,500,000 ordinary shares were classified outside of permanent equity as of December 31, 2021.

We recognized changes in redemption value immediately as they occur upon the IPO and will adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Simultaneously with the consummation of the IPO, we consummated the Private Placement of 4,550,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $4,550,000. The Private Warrants were sold to Gesher I Sponsor, LLC, our Sponsor, and EarlyBirdCapital and its designees. The Private Warrants are identical to the warrants included in the units sold in the IPO. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Following the closing of the IPO on October 14, 2021, an amount of $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (the “Trust Account”).

On October 21, 2021, we consummated the sale of an additional 1,500,000 Units at $10.00 per Unit pursuant to the underwriters’ over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the closing of the sale of additional Units, we consummated the sale of an additional 450,000 Private Warrants at $1.00 per Private Warrant, generating total proceeds of $450,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Following the closing of the over-allotment option and sale of additional Private Warrants, an aggregate amount of $116,150,000 has been placed in the trust account established in connection with the IPO.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GESHER I ACQUISITION CORP.

Date: February 14, 2022	By:	/s/ Ezra Gardner
	Name:	Ezra Gardner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2022	By:	/s/ Christopher Coward
	Name:	Christopher Coward
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

