Form 10-Q
period 2022-03-31
Gesher I Acquisition Corp.
filed 2022-05-20
CIK 1853314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 20, 2022, there were 14,575,000 ordinary shares, par value $0.0001 per share, issued and outstanding.

GESHER I ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Condensed Financial Statements	1
Condensed Balance Sheets as of March 31, 2022 (unaudited) and September 30, 2021 (audited)	1
Condensed Statements of Operations for the three and six months ended March 31, 2022 and for the period from February 23, 2021 (inception)_ through March 31, 2021 (unaudited)	2
Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and six months ended March 31, 2022 and for the period from February 23, 2021 (inception) through March 31, 2021 (unaudited)	3
Condensed Statements of Cash Flows for the six months ended March 31, 2022 and for the period from February 23, 2021 (inception) through March 31, 2021 (unaudited)	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19

Part II. Other Information	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6. Exhibits	21

Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GESHER I ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	September 30, 2021
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$322,960	$-
Prepaid expenses	269,980	-
Deferred offering costs	-	208,199
Total current assets	592,940	208,199
Prepaid expenses, non-current	117,112	-
Marketable securities held in Trust Account	116,162,721	-
Total assets	$116,872,773	$208,199

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accrued offering costs and expenses	$66,697	22,318
Promissory note – related party	-	175,827
Related party loan	503,609	-
Due to related party	55,000	-
Total current liabilities	625,306	198,145
Deferred underwriting commissions	4,025,000	-
Total liabilities	4,650,306	198,145

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 and 0 shares at redemption value of $10.10 at March 31, 2022 and September 30, 2021, respectively.	116,162,721	-

Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 3,075,000 shares issued and outstanding (excluding 11,500,000 and 0 shares subject to possible redemption) at March 31, 2022 and September 30, 2021, respectively.	308	308
Additional paid-in capital	-	24,692
Accumulated deficit	(3,940,562)	(14,946)
Total shareholders’ (deficit) equity	(3,940,254)	10,054
Total Liabilities and Shareholders’ (Deficit) Equity	$116,872,773	$208,199

The accompanying notes are an integral part of these unaudited condensed financial statements.

GESHER I ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,	Six Months Ended March 31,	For the Period from February 23, 2021 (inception) through March 31,
	2022	2022	2021

Formation and operating costs	$707,476	$924,052	$6,827
Loss from operations	(707,476)	(924,052)	(6,827)

Other income:
Change in fair value of over-allotment units	—	44,550	—
Interest income earned on Trust Account	10,259	12,721	—
Total other income	10,259	57,271	—

Net loss	$(697,217)	$(866,781)	$(6,827)

Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	11,500,000	10,629,121	—
Basic and diluted net loss per ordinary share subject to possible redemption	$(0.05)	$(0.06)	$—

Basic and diluted weighted average shares outstanding, nonredeemable ordinary shares	3,075,000	3,035,852	2,700,000
Basic and diluted net loss per nonredeemable ordinary share	$(0.05)	$(0.06)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GESHER I ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022

	Ordinary shares		Additional Paid-in	Accumulated	Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of October 1, 2021	3,075,000	$308	$24,692	$(14,946)	$10,054
Proceeds allocated to Public Warrants	-	-	8,165,000	-	8,165,000
Proceeds allocated to Private Placement Warrants	-	-	5,000,000	-	5,000,000
Incentives to anchor investors and forward purchasers	-	-	4,073,565	-	4,073,565
Offering costs allocated to warrants	-	-	(956,456)	-	(956,456)
Accretion of redeemable shares to redemption value	-	-	(16,306,801)	(3,048,576)	(19,355,377)
Net loss	-	-	-	(169,564)	(169,564)
Balance as of December 31, 2021	3,075,000	308	-	(3,233,086)	(3,232,778)
Accretion of redeemable shares to redemption value				(10,259)	(10,259)
Net loss	-	-	-	(697,217)	(697,217)
Balance as of March 31, 2022	3,075,000	$308	$-	$(3,940,562)	$(3,940,254)

FOR THE PERIOD FROM FEBRUARY 23, 2021 THROUGH MARCH 31, 2021

	Ordinary shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of February 23, 2021 (inception)	-	$-	$-	$-	$-
Ordinary shares issued to Sponsor	2,875,000	288	24,712	-	25,000
Issuance of representative shares	200,000	20	(20)	-	-
Net loss	-	-	-	(6,827)	(6,827)
Balance as of March 31, 2021	3,075,000	$308	$24,692	$(6,827)	$18,173

The accompanying notes are an integral part of these unaudited condensed financial statements.

GESHER I ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,	For the Period from February 23, 2021 (Inception) through March 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(866,781)	$(6,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of ordinary shares	—	6,827
Interest earned on marketable securities held in Trust Account	(12,721)	—
Changes in current assets and liabilities:
Prepaid assets	(387,092)	—
Due to related party	55,000	—
Accrued offering costs and expenses	44,379	—
Net cash used in operating activities	(1,167,215)	—

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(116,150,000)	—
Net cash used in investing activities	(116,150,000)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	112,655,450	—
Proceeds from private placement	5,000,000	—
Proceeds from issuance of related party loan	503,609	—
Payment of promissory note to related party	(182,127)	—
Payment of deferred offering costs	(336,757)	—
Net cash provided by financing activities	117,640,175	—

Net Change in Cash	322,960	—
Cash – Beginning	—	—
Cash – Ending	$322,960	$—

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$—	$18,173
Deferred underwriting commissions payable charged to additional paid in capital	$4,025,000	$—
Deferred offering costs paid by Sponsor loan	$6,300	$36,290
Incentives to anchor investors and forward purchasers	$4,073,565	$—
Issuance of representative shares	$—	$20
Remeasurement of Class A ordinary share subject to redemption	$12,721	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

GESHER I ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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

As of March 31, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 23, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”).

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

Liquidity and Going Concern

As of March 31, 2022, the Company had $322,960 in cash and working capital deficit of $6,353.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until April 14, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 14, 2023.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended March 31, 2022 are not necessarily indicative of the results that may be expected through September 30, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and September 30, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Ordinary Shares Subject to Possible Redemption

All of the 11,500,000 ordinary shares sold as part of the Units contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all 11,500,000 ordinary shares were classified outside of permanent equity as of March 31, 2022.

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

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. The Company incurred offering costs amounting to $10,949,821 as a result of the IPO consisting of $2,300,000 of underwriting commissions, $4,025,000 of deferred underwriting commissions, $4,073,565 of incentives to Anchor Investors (see Note 3) and Forward Purchase Investors (see Note 6), and $551,256 of other offering costs.

Net Loss Per Ordinary Share

The Company has two categories of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Earnings and losses are shared pro rata between the two categories of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each category:

	Three Months Ended March 31, 2022		Six Months Ended March 31, 2022		For the Period from February 23, 2021 (Inception) Through March 31, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Numerator
Allocation of net loss	$(529,595)	$(141,609)	$(653,980)	$(186,788)	$—	$(6,827)

Denominator
Weighted average shares outstanding	11,500,000	3,075,000	10,629,121	3,035,852	—	2,700,000

Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.06)	$(0.06)	$—	$(0.00)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants to be issued in the IPO meet the requirements for equity classification.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

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

As of March 31, 2022 and December 31, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Warrants	(8,165,000)
Ordinary shares issuance costs	(10,037,915)
Plus:
Accretion of carrying value to redemption value	19,355,377
Ordinary shares subject to redemption, as of December 31, 2021	116,152,462
Plus:
Accretion of carrying value to redemption value	10,259
Ordinary shares subject to redemption, as of March 31, 2022	$116,162,721

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

On March 15, 2022, the Company entered into a promissory note agreement with the Sponsor in the amount of $450,000. The promissory note would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.”

On March 18, 2022, the Company entered into a promissory note agreement with the Sponsor in the amount of up to $64,945 for expenses paid by the Sponsor on behalf of the Company. As of March 31, 2022, the expenses paid by Sponsor on behalf of the Company totaled $53,609. The promissory note would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.”

As of March 31, 2022 and September 30, 2021, the Company had $503,609 and $0 borrowings under the Working Capital Loans.

On May 10, 2022, the Company borrowed an additional 11,336 under the promissory note described above.

Administrative Service Fee

An affiliate of the Company’s Chief Operating Officer has agreed that, commencing on the effective date of the IPO through the earlier of the consummation of the initial Business Combination or the liquidation of the Trust Account, it will make available to the Company certain general and administrative services, including office space, utilities and administrative support, as the Company may require from time to time. The Company has agreed to pay $10,000 per month for these services. For the three and six months ended March 31, 2022, the Company has incurred $30,000 and $55,000 in fees for these services, respectively. As of March 31, 2022 and December 31, 2021, the Company has accrued $55,000 and $0 of administrative service fees, which is included in due to related party in the accompanying balance sheets, respectively. For the period from February 23, 2021 (inception) through March 31, 2021, the Company did not incur any fees for these services.

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

Forward Purchase Agreements

In connection with the consummation of the IPO, as amended on March 22, 2022, the Company entered into contingent forward purchase agreements (the “FPA”) with certain members of the Sponsor (the “Forward Purchase Investors”) which provide for the purchase by the Forward Purchase Investors of an aggregate of up to 4,000,000 units for total gross proceeds of up to $40,000,000. In addition, the Forward Purchase Investors irrevocably commit $10,000,000 of Purchaser’s capital to backstop redemptions of Ordinary Shares by shareholders of the Company who have properly elected to redeem their Ordinary Shares in exchange for which the Company or, at the Company’s option, Parent, will issue (i) an additional amount of ordinary shares in the Company, or at the Company’s option, Parent, and (ii) 500,000 warrants of the Company or, at the Company’s option, Parent, effective as of immediately prior to, or simultaneously with, the Business Combination Closing. These units will be purchased, subject to certain conditions, in a private placement to close immediately prior to, or simultaneously with, the consummation of the Company’s Business Combination. The Company accounted for the FPA in accordance with the guidance contained in ASC 815-40. Such guidance provides that the FPA meets the criteria for equity treatment due to no circumstances under which the Company can be forced to net cash settle the FPA.

As incentives for the FPA, upon consummation of the IPO, the Forward Purchase Investors received an aggregate of 300,000 membership interests in the Sponsor, with an aggregate fair value of $2,037,000, for no consideration, which were accounted for as offering costs with an offset to additional paid-in capital upon the IPO.

Note 7—Shareholders’ (Deficit) Equity

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and September 30, 2021, there were no preference shares issued or outstanding.

Ordinary shares—The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of March 31, 2022, there were 3,075,000 ordinary shares issued and outstanding. As of September 30, 2021, there were no ordinary shares issued and outstanding.

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

The Company established the non-recurring fair value for the Public Warrants of $8,165,000 on October 14, 2021, the date of the Company’s Initial Public Offering, using the Monte Carlo Simulation. The Monte Carol Simulation is considered a Level 3 measurement.

The key inputs into the Monte Carlo Simulation for the Public Warrants as of October 14, 2021, were as follows:

October 14,
2021
Exercise price	$11.50
Stock price	$9.26
Volatility	30.0%
Term	5.00
Risk-free rate	0.93%
Dividend yield	0.0%

Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$116,162,721	$116,162,721	$—	$—
	$116,162,721	$116,162,721	$—	$—

The over-allotment option was accounted for as liabilities in accordance with ASC 815-40 and is presented within liabilities on the balance sheets. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment liability in the statements of operations.

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

The following table sets forth a summary of the changes in the fair value of the Level 3 over-allotment liability for the six months ended March 31, 2022:

Over-allotment Liability
Fair value as of October 1, 2021	$-
Initial fair value of over-allotment liability upon issuance at IPO	105,450
Change in fair value	(44,550)
Charged to shareholders’ (deficit) equity upon exercise	(60,900)
Fair value as of March 31, 2022	$—

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the condensed financial statements were issued. Based upon this evaluation, other than the below, the Company did not identify any other subsequent events that would have required adjustments or disclosure in the condensed financial statements.

On April 14, 2022, the Company entered into a backstop subscription agreement with Composite Analysis Group, Inc. (“Composite”), pursuant to which Composite has agreed to provide $10,000,000 of committed capital to the Company in the event that, as of immediately prior to the closing of an initial business combination, certain minimum cash conditions are not met after taking into account redemptions by Company shareholders in connection with the business combination and certain other investments. In exchange for providing the Backstop Commitment, the Company will issue and sell to Composite (a) 1,000,000 ordinary shares of the Company at a purchase price of $10.00 per share, and (b) 100,000 warrants of the Company.

On May 3, 2022, the Company entered into a promissory note agreement with the Sponsor in the amount of $250,000. The promissory note would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant.

On May 10, 2022, company drew an additional $11,336 on the promissory note described in Note 5.

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

Results of Operations

As of March 31, 2022, we have neither engaged in any operations nor generated any revenues. All activity for the period from February 23, 2021 (inception) through March 31, 2022 relates to our formation and the initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the three months ended March 31, 2022, we had a net loss of $697,217, which was resulted from formation and operating costs amounting to $707,476, partially offset by the interest income amounting to $10,259.

For the six months ended March 31, 2022, we had a net loss of $866,781, which was resulted from formation and operating costs amounting to $924,052, partially offset by the interest income amounting to $12,721 and change in fair value of over-allotment amounting to $44,550.

For the period from February 23, 2021 (inception) through March 31, 2021, we had a net loss of $6,827, which was resulted from formation and operating costs.

Liquidity and Going Concern

As of March 31, 2022, we had $322,960 in cash and working capital deficit of $32,366.

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

On March 15, 2022, the company entered into a promissory note agreement with the Sponsor in the amount of $450,000. The promissory note would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.”

On March 18, 2022, the company entered into a promissory note agreement with the Sponsor in the amount of up to $64,945 for expenses paid by the Sponsor on behalf of the Company. As of March 31, 2022, the expenses paid by Sponsor on behalf of the Company totaled $53,609. The promissory note would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.”

As of March 31, 2022 and September 30, 2021, the Company had $503,609 and $0 borrowings under the Working Capital Loans.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us working capital loans. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until April 14, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 14, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

Ordinary Shares Subject to Possible Redemption

All of the 11,500,000 ordinary shares sold as part of the units contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to the our amended and restated memorandum and articles of association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of us require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all 11,500,000 ordinary shares were classified outside of permanent equity as of March 31, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021 except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

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

Transaction costs amounted to $10,949,821, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees, $4,073,565 of incentives to anchor investors and forward purchase investors and $551,256 of other offering costs.

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

GESHER I ACQUISITION CORP.

Date: May 20, 2022	By:	/s/ Ezra Gardner
	Name:	Ezra Gardner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2022	By:	/s/ Christopher Coward
	Name:	Christopher Coward
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)