Form 10-Q
period 2022-06-30
Gesher I Acquisition Corp.
filed 2022-08-15
CIK 1853314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 15, 2022, there were 14,575,000 ordinary shares, par value $0.0001 per share, issued and outstanding.

GESHER I ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Condensed Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (unaudited) and September 30, 2021 (audited)	1
Condensed Statements of Operations for the three and nine months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from February 23, 2021 (inception) through June 30, 2021 (unaudited)	2
Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from February 23, 2021 (inception) through June 30, 2021 (unaudited)	3
Condensed Statements of Cash Flows for the nine months ended June 30, 2022 and for the period from February 23, 2021 (inception) through June 30, 2021 (unaudited)	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	26
Item 4. Controls and Procedures	26

Part II. Other Information	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6. Exhibits	28

Signatures	29

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GESHER I ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	September 30, 2021
	(unaudited)
Assets:
Current assets:
Cash	$228,350	$-
Prepaid expenses	255,222	-
Deferred offering costs	-	208,199
Total current assets	483,572	208,199
Prepaid expenses, non-current	54,802	-
Marketable securities held in Trust Account	116,310,252	-
Total assets	$116,848,626	$208,199

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accrued offering costs and expenses	$1,018,922	22,318
Promissory note – related party	1,014,945	175,827
Due to related party	85,000	-
Total current liabilities	2,118,867	198,145
Deferred underwriting commissions	4,025,000	-
Total liabilities	6,143,867	198,145

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 and 0 shares at June 30, 2022 and September 30, 2021, respectively.	116,310,252	-

Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 3,075,000 shares issued and outstanding (excluding 11,500,000 and 0 shares subject to possible redemption) at June 30, 2022 and September 30, 2021, respectively.	308	308
Additional paid-in capital	-	24,692
Accumulated deficit	(5,605,801)	(14,946)
Total shareholders’ (deficit) equity	(5,605,493)	10,054
Total Liabilities and Shareholders’ (Deficit) Equity	$116,848,626	$208,199

The accompanying notes are an integral part of these unaudited condensed financial statements.

GESHER I ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,	Three Months Ended June 30,	Nine Months Ended June 30,	For the Period from February 23, 2021 (inception) through June 30,
	2022	2021	2022	2021

Formation and operating costs	$1,665,239	$240	$2,589,291	$7,067
Loss from operations	(1,665,239)	(240)	(2,589,291)	(7,067)

Other income:
Change in fair value of over-allotment units	—	—	44,550	—
Interest income earned on Trust Account	147,531	—	160,252	—
Total other income	147,531	—	204,802	—

Net loss	$(1,517,708)	$(240)	$(2,384,489)	$(7,067)

Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	11,500,000	—	10,919,414	—
Basic and diluted net loss per ordinary share subject to possible redemption	$(0.10)	$—	$(0.17)	$—

Basic and diluted weighted average shares outstanding, nonredeemable ordinary shares	3,075,000	2,700,000	3,048,901	2,700,000
Basic and diluted net loss per nonredeemable ordinary share	$(0.10)	$(0.00)	$(0.17)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GESHER I ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022

	Ordinary shares		Additional Paid-in	Accumulated	Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of October 1, 2021	3,075,000	$308	$24,692	$(14,946)	$10,054
Proceeds allocated to Public Warrants	-	-	8,165,000	-	8,165,000
Proceeds allocated to Private Placement Warrants	-	-	5,000,000	-	5,000,000
Incentives to anchor investors and forward purchasers	-	-	4,073,565	-	4,073,565
Offering costs allocated to warrants	-	-	(956,456)	-	(956,456)
Re-measurement of redeemable shares to redemption value	-	-	(16,306,801)	(3,048,576)	(19,355,377)
Net loss	-	-	-	(169,564)	(169,564)
Balance as of December 31, 2021	3,075,000	308	-	(3,233,086)	(3,232,778)
Re-measurement of redeemable shares to redemption value				(10,259)	(10,259)
Net loss	-	-	-	(697,217)	(697,217)
Balance as of March 31, 2022	3,075,000	308	-	(3,940,562)	(3,940,254)
Re-measurement of redeemable shares to redemption value				(147,531)	(147,531)
Net loss	-	-	-	(1,517,708)	(1,517,708)
Balance as of June 30, 2022	3,075,000	$308	$-	$(5,605,801)	$(5,605,493)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 23, 2021

(INCEPTION) THROUGH JUNE 30, 2021

	Ordinary shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of February 23, 2021 (inception)	-	$-	$-	$-	$-
Ordinary shares issued to Sponsor	2,875,000	288	24,712	-	25,000
Issuance of representative shares	200,000	20	(20)	-	-
Net loss	-	-	-	(6,827)	(6,827)
Balance as of March 31, 2021	3,075,000	308	24,692	(6,827)	18,173
Net loss	-	-	-	(240)	(240)
Balance as of June 30, 2021	3,075,000	$308	$24,692	$(7,067)	$17,933

The accompanying notes are an integral part of these unaudited condensed financial statements.

GESHER I ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,	For the Period from February 23, 2021 (Inception) through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(2,384,489)	$(7,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of ordinary shares	—	6,827
Formation costs paid by Sponsor loan	—	240
Interest earned on marketable securities held in Trust Account	(160,252)	—
Changes in current assets and liabilities:
Prepaid assets	(310,024)	—
Due to related party	85,000	—
Accrued offering costs and expenses	996,604	—
Net cash used in operating activities	(1,773,161)	—

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(116,150,000)	—
Net cash used in investing activities	(116,150,000)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	112,655,450	—
Proceeds from private placement	5,000,000	—
Proceeds from issuance of related party loan	1,014,945	—
Payment of promissory note to related party	(182,127)	—
Payment of deferred offering costs	(336,757)	—
Net cash provided by financing activities	118,151,511	—

Net Change in Cash	228,350	—
Cash – Beginning	—	—
Cash – Ending	$228,350	$—

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$—	$18,173
Deferred underwriting commissions payable charged to additional paid in capital	$4,025,000	$—
Deferred offering costs paid by Sponsor loan	$6,300	$105,020
Incentives to anchor investors and forward purchasers	$4,073,565	$—
Issuance of representative shares	$—	$20
Re-measurement of Class A ordinary share subject to redemption	$160,252	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

GESHER I ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Note 1—Organization and Business Operation

Gesher I Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Cayman Islands exempted company on February 23, 2021. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). On May 31, 2022, the Company entered into a Business Combination Agreement (see Note 6).

As of June 30, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 23, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering described below and searching for a Business Combination and in connection therewith entered into the Business Combination Agreement. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”).

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

The Company will have 18 months from the closing of the IPO to complete the initial Business Combination. If the Company does not consummate an initial Business Combination within 18 months from the closing of the IPO (the “Combination Period”) and the Company’s shareholders do not amend the Certificate of Incorporation to provide the Company with more time to consummate a Business Combination, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to the Company but net of taxes payable (and less up to $50,000 of interest to pay liquidation expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $228,350 in cash and working capital deficit of $1,635,295.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $182,127 (see Note 5). The promissory note was paid in full on October 18, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account and Working Capital Loans (as defined below in Note 5). As of June 30, 2022, there were $1,014,945 outstanding under Working Capital Loans.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended June 30, 2022 are not necessarily indicative of the results that may be expected through September 30, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and September 30, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Ordinary Shares Subject to Possible Redemption

All of the 11,500,000 ordinary shares sold as part of the Units contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all 11,500,000 ordinary shares were classified outside of permanent equity as of June 30, 2022.

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

Net Loss Per Ordinary Share

The Company has two categories of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Earnings and losses are shared pro rata between the two categories of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each category:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Nine Months Ended June 30, 2022		For the Period from February 23, 2021 (Inception) Through June 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Numerator
Allocation of net loss	$(1,197,505)	$(320,203)	$—	(240)	$(1,864,020)	$(520,469)	$—	$(7,067)
Denominator
Weighted average shares outstanding	11,500,000	3,075,000	—	2,700,000	10,919,414	3,048,901	—	2,700,000
Basic and diluted net loss per share	$(0.10)	$(0.10)	$—	—	$(0.17)	$(0.17)	$—	$—

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

As of June 30, 2022 and December 31, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Warrants	(8,165,000)
Ordinary shares issuance costs	(10,037,915)
Plus:
Accretion of carrying value to redemption value	19,355,377
Ordinary shares subject to redemption, as of December 31, 2021	116,152,462
Plus:
Accretion of carrying value to redemption value	10,259
Ordinary shares subject to redemption, as of March 31, 2022	116,162,721
Plus:
Accretion of carrying value to redemption value	147,531
Ordinary shares subject to redemption, as of June 30, 2022	$116,310,252

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

On March 18, 2022, the Company entered into a promissory note agreement with the Sponsor in the amount of up to $64,945 for expenses paid by the Sponsor on behalf of the Company. As of June 30, 2022, the expenses paid by Sponsor on behalf of the Company totaled $53,609. On May 10, 2022, the Company borrowed an additional $11,336 under the promissory note. The promissory note would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.”

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

On June 6, 2022, the Company entered into a promissory note agreement with the Sponsor in the amount of $250,000. The promissory note would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.”

As of June 30, 2022 and September 30, 2021, the Company had $1,014,945 and $175,827 borrowings under the Working Capital Loans, respectively.

Administrative Service Fee

An affiliate of the Company’s Chief Operating Officer has agreed that, commencing on the effective date of the IPO through the earlier of the consummation of the initial Business Combination or the liquidation of the Trust Account, it will make available to the Company certain general and administrative services, including office space, utilities and administrative support, as the Company may require from time to time. The Company has agreed to pay $10,000 per month for these services. For the three and nine months ended June 30, 2022, the Company has incurred $30,000 and $85,000 in fees for these services, respectively. As of June 30, 2022 and September 30, 2021, the Company has accrued $85,000 and $0 of administrative service fees, which is included in due to related party in the accompanying balance sheets, respectively. For the period from February 23, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.

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

Forward Purchase Agreements

In connection with the consummation of the IPO, the Company entered into contingent forward purchase agreements (the “FPAs”) with certain members of the Sponsor (the “Forward Purchase Investors”), which provided for the purchase by the Forward Purchase Investors of an aggregate of up to 4,500,000 units for total gross proceeds of up to $45,000,000. On March 23, 2022, M&G (ACS) Japan Equity Fund, as managed by M&G Investment Management Limited, and the Company entered into an amended and restated FPA (the “M&G FPA”), pursuant to which the Company will issue and sell to M&G, and M&G committed to purchase, an aggregate of 4,000,000 units of the Company (or at the Company’s option, the ultimate parent company in a Business Combination), at a purchase price of $10.00 per forward purchase unit, or $40,000,000 in the aggregate. Additionally, pursuant to the M&G FPA, M&G agreed to provide up to $10,000,000 of committed capital to the Company in the event that, as of immediately prior to the Closing (as defined below), certain minimum cash conditions are not met after taking into account redemptions by the Company’s shareholders in connection with the Transaction (as defined below) and certain other investments. In exchange for providing the backstop commitment, M&G will receive from the Company (i) an additional amount of ordinary shares in the Company (or at the Company’s option, the ultimate parent company in a Business Combination) equal to the amount of the backstop commitment drawn, divided by $10.00 (rounded to the nearest whole number), and (ii) 500,000 warrants of the Company (or at the Company’s option, the ultimate parent company in a Business Combination). The closing of the M&G FPA will be on the same date and immediately prior to, or simultaneously with, the closing of a Business Combination.  These units will be purchased, subject to certain conditions, in a private placement to close immediately prior to, or simultaneously with, the consummation of the Company’s Business Combination. The Company accounted for the FPAs in accordance with the guidance contained in ASC 815-40. Such guidance provides that the FPAs meet the criteria for equity treatment due to no circumstances under which the Company can be forced to net cash settle the FPAs.

As incentives for the FPAs, upon consummation of the IPO, the Forward Purchase Investors received an aggregate of 300,000 membership interests in the Sponsor, with an aggregate fair value of $2,037,000, for no consideration, which were accounted for as offering costs with an offset to additional paid-in capital upon the IPO.

Other than M&G, the other Forward Purchase Investors have elected not to exercise their forward purchase rights in connection with the Business Combination.

Backstop Subscription Agreement

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

The closing of the Composite backstop subscription will be on the same date and immediately prior to, or simultaneously with, the closing of the Business Combination.

Business Combination Agreement

On May 31, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Freightos Limited, a Cayman Islands exempted company limited by shares (“Freightos”), Freightos Merger Sub I, a Cayman Islands exempted company limited by shares and a direct wholly owned subsidiary of Freightos (“Merger Sub I”), and Freightos Merger Sub II, a Cayman Islands exempted company limited by shares and a direct wholly owned subsidiary of Freightos (“Merger Sub II”), pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, (i) Merger Sub I will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of Freightos, and (ii) the Company will merge with and into Merger Sub II (the “Second Merger” and together with the First Merger, collectively, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of Freightos.

The Business Combination

Pursuant to the Business Combination Agreement, at the closing (the “Closing”) of the transactions contemplated thereunder (collectively, the “Transaction”), among other things, (i) each ordinary share of Gesher, par value $0.0001 per share (“Gesher Ordinary Shares”), issued and outstanding immediately prior to the First Merger (and after giving effect to the Unit Separation (as defined below) and any redemptions), will no longer be outstanding and will automatically be converted into the right of the holder thereof to receive one ordinary share of Freightos, par value $0.00001 per share (“Freightos Ordinary Shares”), and (ii) each issued and outstanding warrant of Gesher (“Gesher Warrants”) will be assumed by Freightos and converted into a corresponding warrant exercisable for Freightos Ordinary Shares subject to substantially the same terms and conditions applicable to the Gesher Warrants (“Freightos Warrants”).

Immediately prior to the First Merger, the Gesher Ordinary Shares and the Gesher Warrants comprising each issued and outstanding unit of Gesher (“Gesher Unit”), consisting of one Gesher Ordinary Share and one-half of one Gesher Warrant, will be automatically detached (the “Unit Separation”) and the holder thereof will be deemed to hold one Gesher Ordinary Share and one-half of one Gesher Warrant. No fractional Gesher Warrants will be issued in connection with the Unit Separation such that if a holder of such Gesher Units would be entitled to receive a fractional Gesher Warrant upon such separation, the number of Gesher Warrants to be issued to such holder upon such separation will be rounded down to the nearest whole number of Gesher Warrants.

Immediately prior to the First Merger, Freightos and its shareholders will engage in a recapitalization of its outstanding equity securities (the “Recapitalization”) so that the only outstanding equity securities of Freightos will be Freightos Ordinary Shares and certain options to acquire Freightos Ordinary Shares that will remain outstanding following the Transaction. To effect the Recapitalization, (1) each preferred share of Freightos will automatically convert into Freightos Ordinary Shares in accordance with the Freightos organizational documents, and (2) immediately following such conversion, the Freightos Ordinary Shares will automatically convert into such number of Freightos Ordinary Shares equal to the quotient obtained by dividing 39,000,000 by the sum of (A) the number of Freightos Ordinary Shares then issued and outstanding (including as a result of the aforementioned conversion of each preferred share of Freightos) and (B) without duplication, the number of Freightos Ordinary Shares issuable upon the exercise of all options to acquire Freightos Ordinary Shares that either have vested prior to such time or are to vest pursuant to their terms on or prior to September 30, 2022. Following the Recapitalization, the Freightos Ordinary Shares shall be valued at $10.00 per share such that the total value of all Freightos Ordinary Shares equals $390,000,000, taking into account the options to acquire Freightos Ordinary Shares that either have vested prior to Closing or are to vest pursuant to their terms on or prior to September 30, 2022.

The Business Combination Agreement does not provide for any purchase price adjustments.

The Transaction has been unanimously approved by the boards of directors of both Gesher and Freightos.

Representations and Warranties

The Business Combination Agreement contains representations and warranties of Freightos and its subsidiaries, including Merger Sub I and Merger Sub II, that are customary for transactions of this nature, including with respect to, among other things: (i) corporate organization; (ii) Freightos’ subsidiaries; (iii) capitalization of Freightos and its subsidiaries; (iv) the authorization, performance and enforceability against Freightos of the Business Combination Agreement and the requisite shareholder approval; (v) absence of conflicts, and governmental consents and filings; (vi) compliance with laws, and the existence, effectiveness, and status of necessary licenses and permits; (vii) certain tax matters; (viii) financial statements and absence of changes; (ix) litigation; (x) absence of undisclosed liabilities; (xi) material contracts; (xii) title to and sufficiency of assets; (xiii) real property; (xiv) Freightos’ intellectual property and data protection; (xv) labor relations and employee matters; (xvi) broker’s fees; (xvii) environmental matters; (xviii) insurance; (xix) related party transactions; (xx) supplied information for the Registration Statement on Form F-4 pertaining to the Transaction (the “Registration Statement”) and certain other filings; (xxi) foreign private issuer and emerging growth company status; and (xxii) certain matters related to the PIPE Financing (as defined below).

The Business Combination Agreement contains representations and warranties of Gesher that are customary for transactions of this nature, including with respect to, among other things: (i) corporate organization; (ii) capitalization and voting rights; (iii) Gesher’s subsidiaries; (iv) the authorization, performance, and enforceability against Gesher of the Business Combination Agreement; (v) governmental approvals; (vi) absence of conflicts; (vii) tax matters; (viii) financial statements; (ix) absence of changes; (x) litigation; (xi) broker’s fees; (xii) supplied information for the Registration Statement pertaining to the Transaction and certain other filings; (xiii) the trust account; (xiv) investment company and emerging growth company status; (xv) business activities; (xvi) Nasdaq quotation; (xvii) private placements; and (xviii) related party transactions.

The representations and warranties made in the Business Combination Agreement terminate as of, and will not survive, the Closing. There are no indemnification rights for another party’s breach of any representations and warranties.

Covenants

The Business Combination Agreement contains certain customary covenants by each of the parties during the period between the signing of the Business Combination Agreement and the earlier of the Closing or the termination of the Business Combination Agreement in accordance with its terms (the “Interim Period”), including those relating to: (i) the provision of access to their officers, directors, properties, offices, books and records and similar information by the parties; (ii) the operation of their respective businesses in the ordinary course of business; (iii) the provision of financial statements by Freightos to Gesher; (iv) indemnification of directors and officers and the purchase of tail directors’ and officers’ liability insurance; (v) notice of certain events; (vi) financial statements; (vii) no trading; (viii) Freightos’ efforts to call a meeting of its shareholders to approve the Transaction and related actions; (ix) approval and adoption of an equity plan of Freightos; (x) completion of a reorganization of Freightos’ subsidiaries; (xi) completion of the Recapitalization; (xii) Freightos efforts to obtain approval for listing of the Freightos Ordinary Shares and Freightos Warrants with the Nasdaq Stock Market LLC (“Nasdaq”) prior to the First Merger, (xiii) appointment of the post-Closing board of directors of Freightos; (xiv) amendment of the Freightos organizational documents; (xv) certain filings with the United States Securities and Exchange Commission (the “SEC”); (xvi) efforts to obtain all necessary antitrust approvals; (xvii) the preparation and filing of the Registration Statement by Freightos to register the Freightos Ordinary Shares, the Freightos Warrants and the Freightos Ordinary Shares underlying the Freightos Warrants; (xviii) support of transaction and lockup agreements; (xix) certain tax matters; (xx) shareholder litigation; (xxi) termination of an investor rights agreement; (xxii) efforts to consummate the private placement, forward purchase subscription and backstop arrangements with investors (as described further below, the “Subscriptions”); (xxiii) public announcements; and (xxiv) use of trust account proceeds.

Each party to the Business Combination Agreement also agreed during the Interim Period not to solicit, initiate or knowingly facilitate or assist the making, submission or announcement of or intentionally encourage alternative competing transactions with respect to itself, to notify the others as promptly as practicable (and in any event within two business days) in writing of the receipt of any bona fide inquiries, proposals or offers, requests for information or requests relating to an alternative competing transaction or any requests for non-public information relating to such transaction, and to keep the other party informed of the status of any such inquiries, proposals, offers or requests for information. The parties are also required to cease and terminate discussions regarding alternative transactions that may have been occurring prior to the Interim Period.

The parties to the Business Combination Agreement have agreed that after completion of the Transaction, the board of directors of Freightos shall be comprised of one designee of each of Gesher (Ezra Gardner, Chief Executive Officer of Gesher) and Freightos (Zvi Schreiber, Chief Executive Officer of Freightos), and up to seven directors to be mutually agreed by Gesher and Freightos, each of whom must qualify as independent under the rules of the Nasdaq, regardless of whether such rules are applicable to Freightos.

The covenants and agreements of the parties contained in the Business Combination Agreement do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreement will survive until fully performed. There are no indemnification rights for another party’s breach of any covenants.

Conditions to Closing

The Business Combination Agreement contains customary conditions to Closing, including, among other things: (i) receipt of the required approval by the Gesher shareholders; (ii) receipt of the required approval by the Freightos shareholders; (iii) receipt of required regulatory approvals, if any; (iv) the absence of any law or governmental order prohibiting or making illegal the consummation of the Transaction; (v) Gesher having at least $5,000,001 of net tangible assets immediately prior to Closing, or upon the consummation thereof; (vi) effectiveness of the Registration Statement; (vii) the approval for listing of Freightos Ordinary Shares, Freightos Warrants, and the Freightos Ordinary Shares underlying Freightos Warrants to be issued in connection with the Transaction on the Nasdaq, subject only to official notice of issuance thereof; and (viii) completion of the Recapitalization in accordance with the terms of the Business Combination Agreement and Freightos’ organizational documents.

The obligations of Freightos, Merger Sub I and Merger Sub II to consummate the Transaction are also conditioned upon, among other things: (i) the accuracy of the representations and warranties of Gesher (subject to certain materiality standards set forth in the Business Combination Agreement); (ii) material compliance by Gesher with its pre-Closing covenants; (iii) the absence of any continuing event that has had, or would reasonably be expected to have, individually or in the aggregate, a material adverse effect (a “Gesher Material Adverse Effect”) on (x) the business, assets and liabilities, results of operations or financial condition of Gesher, or (y) Gesher’s ability to consummate the Transaction, subject to customary exceptions; (iv) the funds contained in Gesher’s trust account (after giving effect to the Gesher shareholder redemption), together with the aggregate amount of proceeds from any Subscriptions, equaling or exceeding $80,000,000; and (v) delivery of certain Closing deliverables.

The obligations of Gesher to consummate the Transaction is also conditioned upon, among other things: (i) the accuracy of the representations and warranties of Freightos, Merger Sub I and Merger Sub II (subject to certain materiality standards set forth in the Business Combination Agreement); (ii) material compliance by Freightos, Merger Sub I and Merger Sub II with their respective pre-Closing covenants; (iii) the absence of any continuing event that has had, or would reasonably be expected to have, individually or in the aggregate, a material adverse effect (a “Freightos Material Adverse Effect”) on (x) the business, assets and liabilities of Freightos and its subsidiaries (taken as a whole) or the results of operations or financial condition of Freightos and its subsidiaries (taken as a whole), subject to customary exceptions; or (y) the ability of Freightos and its subsidiaries to consummate the Transaction; (iv) delivery of certain Closing deliverables; and (v) completion of a reorganization of Freightos’ subsidiaries.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including: (i) by mutual written consent of Gesher and Freightos; (ii) by either Gesher or Freightos if a governmental authority has issued an order or taken any other action that has the effect of making the Closing illegal or otherwise preventing or prohibiting the Transaction, and such order or other action has become final and non-appealable; (iii) by Freightos if Gesher holds a meeting of its shareholders to approve the Business Combination Agreement and the related transactions and such approval is not obtained; (iv) by Gesher if Freightos holds a meeting of its shareholders to approve the Business Combination Agreement and related transactions and such approval is not obtained; (v) in the event of the other party’s uncured breach, if such breach would result in the failure of the related Closing condition (and so long as the terminating party is not in material breach of any of its representations, warranties, covenants or agreements under the Business Combination Agreement); (vi) by either Gesher or Freightos if the Closing has not occurred by February 28, 2023, as long as the terminating party’s breach did not cause or result in the failure of the Transaction to close by such date; (vii) by Gesher if there has been a Freightos Material Adverse Effect following the date of the Business Combination Agreement that is continuing; and (viii) by Freightos if there has been a Gesher Material Adverse Effect following the date of the Business Combination Agreement that is continuing.

If the Business Combination Agreement is terminated, all further obligations of the parties under the Business Combination Agreement (except for certain obligations related fees and expenses, trust fund waiver, no recourse, termination and general provisions) will terminate, and no party to the Business Combination Agreement will have any further liability to any other party thereto except for liability for fraud prior to termination. The Business Combination Agreement does not provide for any termination fees.

Trust Account Waiver

Freightos, Merger Sub I and Merger Sub II each agreed that they and their affiliates waived any past, present or future claim of any kind arising out of the Business Combination Agreement against, and any right to access, the trust account for any monies that may be owed to them by Gesher or any of its affiliates for any reason whatsoever.

Governing Law

The Business Combination Agreement is governed by the laws of the State of Delaware; provided, that the statutory and fiduciary duties of the Freightos board of directors, the Gesher board of directors, and the sole director of each of Merger Sub I and Merger Sub II, and the Mergers shall in each case be governed by the laws of the Cayman Islands. The parties are subject to exclusive jurisdiction of the Delaware Court of Chancery and any state appellate court therefrom within the State of Delaware, unless the Delaware Court of Chancery declines to accept jurisdiction over a particular matter, in which case, in any federal court within the State of Delaware.

PIPE Financing

Concurrently with the execution of the Business Combination Agreement, the Company, Freightos and Alshaffafia Trading W.L.L (the “PIPE Investor”), an affiliate of Qatar Airways Group Q.C.S.C. (“Qatar Airways”), entered into a PIPE Subscription Agreement (the “PIPE Agreement”) pursuant to which the PIPE Investor committed to purchase 1,000,000 Freightos Ordinary Shares at $10.00 per share for an aggregate purchase price of $10,000,000 (the “PIPE Financing”) immediately prior to the Closing. Each of the PIPE Investor and Qatar Airways are shareholders of Freightos. Under the PIPE Agreement the obligations of the parties to consummate the PIPE Financing are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, (i) all conditions precedent under the Business Combination Agreement having been satisfied or waived, (ii) the accuracy of representations and warranties of Freightos and the Company in the Business Combination Agreement, (iii) Freightos material compliance with covenants and agreements in the PIPE Agreement, (iv) the absence of a legal prohibition on consummating the PIPE Financing, and (v) the approval for listing of Freightos Ordinary Shares on Nasdaq.

Support Agreements

Simultaneously with the execution and delivery of the Business Combination Agreement, Gesher and Freightos entered into Support Agreements (collectively, the “Support Agreements”) with certain shareholders of Freightos (the “Freightos Supporting Shareholders”). Pursuant to the Support Agreements, each Freightos Supporting Shareholder agreed to vote all of such shareholder’s Freightos shares in favor of the Business Combination Agreement and any actions that Freightos proposes in connection with the Transaction and to vote its Freightos shares against any other business combination transaction, any material change in the capitalization or corporate structure of Freightos, or any other action or proposal that would reasonably be expected to prevent, delay or adversely affect the Transaction. The Support Agreements prevent transfers of the Freightos shares held by the Freightos Supporting Shareholders between the date of the Support Agreement and the Closing, except for certain permitted transfers where the recipients also agree to comply with the Support Agreement.

Lock-Up Agreements

Simultaneously with the execution and delivery of the Business Combination Agreement, certain members of the Sponsor (the “Sponsor Holders”) entered into a Lock-Up Agreement with Freightos, the Company and Sponsor (collectively, the “Sponsor Lock-Up Agreements”). Pursuant to the Sponsor Lock-Up Agreements, each Sponsor Holder agreed not to sell, hypothecate, pledge, hedge, grant any option to purchase or otherwise dispose of, directly or indirectly, establish or increase certain derivative provisions with respect to the Restricted Securities (as defined below), or transfer economic ownership of the Restricted Securities, or make a public announcement of the intention to effect any such transaction (collectively, “Transfer”) any Freightos Ordinary Shares, Freightos Warrants, or any Freightos Ordinary Shares issuable in respect of Freightos Warrants (collectively, the “Restricted Securities”) received by Sponsor and attributable to such Sponsor Holder, from and after the Closing until the 36 month anniversary (such period, the “Sponsor Lock-Up Period”) of the date on which Closing occurs (the “Sponsor Lock-Up Restrictions”). However, (i) at each nine month anniversary of the Closing date, 25% of the Restricted Securities attributable to each Sponsor Holder will cease to be deemed Restricted Securities and (ii) if prior to the end of the Sponsor Lock-Up Period, a Change of Control (as defined in the Sponsor Lock-Up Agreements) of Freightos occurs, then all of the then-Restricted Securities will cease to be deemed Restricted Securities. When Restricted Securities cease to be Restricted Securities, such released securities may be Transferred without regard to the Sponsor Lock-Up Restrictions.

Note 7—Shareholders’ (Deficit) Equity

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and September 30, 2021, there were no preference shares issued or outstanding.

Ordinary shares—The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of June 30, 2022, there were 3,075,000 ordinary shares issued and outstanding. As of September 30, 2021, there were no ordinary shares issued and outstanding.

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

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$116,310,252	$116,310,252	$—	$—
	$116,310,252	$116,310,252	$—	$—

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

The following table sets forth a summary of the changes in the fair value of the Level 3 over-allotment liability for the nine months ended June 30, 2022:

Over-allotment Liability
Fair value as of October 1, 2021	$-
Initial fair value of over-allotment liability upon issuance at IPO	105,450
Change in fair value	(44,550)
Charged to shareholders’ (deficit) equity upon exercise	(60,900)
Fair value as of June 30, 2022	$—

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

On May 31, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Freightos Limited, a Cayman Islands exempted company limited by shares (“Freightos”), Freightos Merger Sub I, a Cayman Islands exempted company limited by shares and a direct wholly owned subsidiary of Freightos (“Merger Sub I”), and Freightos Merger Sub II, a Cayman Islands exempted company limited by shares and a direct wholly owned subsidiary of Freightos (“Merger Sub II”), pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, (i) Merger Sub I will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of Freightos, and (ii) the Company will merge with and into Merger Sub II (the “Second Merger” and together with the First Merger, collectively, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of Freightos.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination with Freightos or another target business will be successful.

Results of Operations

As of June 30, 2022, we have neither engaged in any operations nor generated any revenues. All activity for the period from February 23, 2021 (inception) through June 30, 2022 relates to our formation, the initial public offering and our search for a target business with which to consummate a business combination and in relation thereto, entering into the Business Combination Agreement. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the three months ended June 30, 2022, we had a net loss of $1,517,708, which was resulted from formation and operating costs amounting to $1,665,239, partially offset by the interest income amounting to $147,531.

For the nine months ended June 30, 2022, we had a net loss of $2,384,489, which was resulted from formation and operating costs amounting to $2,589,291, partially offset by the interest income amounting to $160,252 and change in fair value of over-allotment amounting to $44,550.

For the three months ended June 30, 2021, we had a net loss of $240, which was resulted from formation and operating costs.

For the period from February 23, 2021 (inception) through June 30, 2021, we had a net loss of $7,067, which was resulted from formation and operating costs.

Liquidity and Going Concern

As of June 30, 2022, we had $228,350 in cash and working capital deficit of $1,635,295.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the sponsor of $182,127. The promissory note was paid in full on October 18, 2021. Subsequent to the consummation of the initial public offering and private placement, our liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the trust account and working capital loans described below.

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

On March 18, 2022, the Company entered into a promissory note agreement with the Sponsor in the amount of up to $64,945 for expenses paid by the Sponsor on behalf of the Company. As of June 30, 2022, the expenses paid by Sponsor on behalf of the Company totaled $53,609. On May 10, 2022, the Company borrowed an additional $11,336 under the promissory note. The promissory note would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.”

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

On June 6, 2022, the Company entered into a promissory note agreement with the Sponsor in the amount of $250,000. The promissory note would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.”

As of June 30, 2022 and September 30, 2021, the Company had $1,014,945 and $175,827 borrowings under the Working Capital Loans, respectively.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

Ordinary Shares Subject to Possible Redemption

All of the 11,500,000 ordinary shares sold as part of the units contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to the our amended and restated memorandum and articles of association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of us require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all 11,500,000 ordinary shares were classified outside of permanent equity as of June 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of May 31, 2022, by and among Gesher I Acquisition Corp., Freightos Limited, Freightos Merger Sub I and Freightos Merger Sub II (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 6, 2022).
10.1	Forward Purchase Agreement, dated as of March 23, 2022, by and among Gesher I Acquisition Corp. and M&G (ACS) Japan Equity Fund (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 6, 2022).
10.2	Backstop Subscription Agreement, dated as of April 14, 2022, by and between Gesher I Acquisition Corp. and Composite Analysis Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 6, 2022).
10.3	PIPE Subscription Agreement, dated as of May 31, 2022, by and among Gesher I Acquisition Corp., Freightos Limited and Alshaffafia Trading W.L.L (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 6, 2022).
10.4	Form of Support Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 6, 2022).
10.5	Form of Freightos Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 6, 2022).
10.6	Form of First Amendment to the SPAC Registration Rights Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 6, 2022).
10.7	Form of Sponsor Holder Lock-Up Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on June 6, 2022).
10.8	Form of Freightos Shareholder Lock-Up Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on June 6, 2022).
10.9	Promissory Note dated May 3, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 4, 2022)
10.10	Promissory Note dated March 15, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 15, 2022)
10.11	Promissory Note dated March 18, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 18, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GESHER I ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Ezra Gardner
	Name:	Ezra Gardner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Christopher Coward
	Name:	Christopher Coward
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)