Form 10-Q/A
period 2022-06-30
Gesher I Acquisition Corp.
filed 2022-12-08
CIK 1853314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 7, 2022, there were 14,575,000 ordinary shares, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

Gesher I Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2022 (this “Amended Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 originally filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2022 (the “Original Quarterly Report”).

Background of Restatement

On August 15, 2022, Gesher I Acquisition Corp. (the “Company”) filed its Form 10-Q for the quarterly period ended June 30, 2022 (the “Q3 Form 10-Q”). As described in Note 2, Management identified errors made in its historical financial statements related to properly recording and accruing expenses. In April 2022 the Company entered into an agreement with a vendor for a written Fairness Opinion (“Opinion”) related to the Business Combination Agreement, as described in Note 7. The Opinion was delivered in May 2022 but the fee was not properly recorded in accordance with Generally Accepted Accounting Principles in the United States of America.

Therefore, on December 5, 2022, the Company’s management, together with the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that the Company’s previously issued unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 15, 2022 should be restated to properly record and accrue expenses related to the agreement.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the Initial Public Offering (the “Trust Account”).

The financial information that has been previously filed or otherwise reported for the period ended June 30, 2022 is superseded by the information in this Amended Quarterly Report, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On December 6, 2022, the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

The restatement is more fully described in Note 2 of the notes to the condensed financial statements included herein. The following items have been amended to reflect the restatements:

Part I, Item 1, Financial Statements,

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations,

Part I, Item 4, Controls and Procedures, and

Part II, Item 1A, Risk Factors.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Quarterly Report (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Quarterly Report does not amend, update or change any other items or disclosures contained in the Original Quarterly Report, and accordingly, this Quarterly Report does not reflect or purport to reflect any information or events subsequent to the Original Quarterly Report. Accordingly, this Quarterly Report should be read in conjunction with the Original Quarterly Report and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2022. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof as of June 30, 2022. Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over our accrual process. Specifically, we intend to work closely with all our advisors to ensure balances being recorded at each period end represent the accurate amounts the Company owes. For a discussion of management’s consideration of its disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Quarterly Report.

GESHER I ACQUISITION CORP.

FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Condensed Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (unaudited) and September 30, 2021 (audited)	1
Condensed Statements of Operations for the three and nine months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from February 23, 2021 (inception) through June 30, 2021 (unaudited)	2
Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from February 23, 2021 (inception) through June 30, 2021 (unaudited)	3
Condensed Statements of Cash Flows for the nine months ended June 30, 2022 and for the period from February 23, 2021 (inception) through June 30, 2021 (unaudited)	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	27
Item 4. Controls and Procedures	27

Part II. Other Information	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6. Exhibits	29

Signatures	30

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GESHER I ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	September 30, 2021
	(unaudited)
	(As restated)
Assets:
Current assets:
Cash	$228,350	$-
Prepaid expenses	255,222	-
Deferred offering costs	-	208,199
Total current assets	483,572	208,199
Prepaid expenses, non-current	54,802	-
Marketable securities held in Trust Account	116,310,252	-
Total assets	$116,848,626	$208,199

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accrued offering costs and expenses	$1,596,522	22,318
Promissory note – related party	1,014,945	175,827
Due to related party	85,000	-
Total current liabilities	2,696,467	198,145
Deferred underwriting commissions	4,025,000	-
Total liabilities	6,721,467	198,145

Commitments and Contingencies (Note 7)
Ordinary shares subject to possible redemption, 11,500,000 and 0 shares at June 30, 2022 and September 30, 2021, respectively.	116,310,252	-

Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 3,075,000 shares issued and outstanding (excluding 11,500,000 and 0 shares subject to possible redemption) at June 30, 2022 and September 30, 2021, respectively.	308	308
Additional paid-in capital	-	24,692
Accumulated deficit	(6,183,401)	(14,946)
Total shareholders’ (deficit) equity	(6,183,093)	10,054
Total Liabilities and Shareholders’ (Deficit) Equity	$116,848,626	$208,199

The accompanying notes are an integral part of these unaudited condensed financial statements.

GESHER I ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	For the Period from February 23, 2021 (inception) through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(As restated)		(As restated)
Formation and operating costs	$2,242,839	$240	$3,166,891	$7,067
Loss from operations	(2,242,839)	(240)	(3,166,891)	(7,067)

Other income:
Change in fair value of over-allotment units	—	—	44,550	—
Interest income earned on Trust Account	147,531	—	160,252	—
Total other income	147,531	—	204,802	—

Net loss	$(2,095,308)	$(240)	$(2,962,089)	$(7,067)

Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	11,500,000	—	10,919,414	—
Basic and diluted net loss per ordinary share subject to possible redemption	$(0.14)	$—	$(0.21)	$—

Basic and diluted weighted average shares outstanding, nonredeemable ordinary shares	3,075,000	2,700,000	3,048,901	2,700,000
Basic and diluted net loss per nonredeemable ordinary share	$(0.14)	$(0.00)	$(0.21)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GESHER I ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022

	Ordinary shares		Additional Paid-in	Accumulated	Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of October 1, 2021	3,075,000	$308	$24,692	$(14,946)	$10,054
Proceeds allocated to Public Warrants	-	-	8,165,000	-	8,165,000
Proceeds allocated to Private Placement Warrants	-	-	5,000,000	-	5,000,000
Incentives to anchor investors and forward purchasers	-	-	4,073,565	-	4,073,565
Offering costs allocated to warrants	-	-	(956,456)	-	(956,456)
Re-measurement of redeemable shares to redemption value	-	-	(16,306,801)	(3,048,576)	(19,355,377)
Net loss	-	-	-	(169,564)	(169,564)
Balance as of December 31, 2021	3,075,000	308	-	(3,233,086)	(3,232,778)
Re-measurement of redeemable shares to redemption value				(10,259)	(10,259)
Net loss	-	-	-	(697,217)	(697,217)
Balance as of March 31, 2022	3,075,000	308	-	(3,940,562)	(3,940,254)
Re-measurement of redeemable shares to redemption value				(147,531)	(147,531)
Net loss (As restated)	-	-	-	(2,095,308)	(2,095,308)
Balance as of June 30, 2022 (As restated)	3,075,000	$308	$-	$(6,183,401)	$(6,183,093)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 23, 2021

(INCEPTION) THROUGH JUNE 30, 2021

	Ordinary shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of February 23, 2021 (inception)	-	$-	$-	$-	$-
Ordinary shares issued to Sponsor	2,875,000	288	24,712	-	25,000
Issuance of representative shares	200,000	20	(20)	-	-
Net loss	-	-	-	(6,827)	(6,827)
Balance as of March 31, 2021	3,075,000	308	24,692	(6,827)	18,173
Net loss	-	-	-	(240)	(240)
Balance as of June 30, 2021	3,075,000	$308	$24,692	$(7,067)	$17,933

The accompanying notes are an integral part of these unaudited condensed financial statements.

GESHER I ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,	For the Period from February 23, 2021 (Inception) through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss (As restated)	$(2,962,089)	$(7,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of ordinary shares	—	6,827
Formation costs paid by Sponsor loan	—	240
Interest earned on marketable securities held in Trust Account	(160,252)	—
Changes in current assets and liabilities:
Prepaid assets	(310,024)	—
Due to related party	85,000	—
Accrued offering costs and expenses (As restated)	1,574,204	—
Net cash used in operating activities	(1,773,161)	—

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(116,150,000)	—
Net cash used in investing activities	(116,150,000)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	112,655,450	—
Proceeds from private placement	5,000,000	—
Proceeds from issuance of related party loan	1,014,945	—
Payment of promissory note to related party	(182,127)	—
Payment of deferred offering costs	(336,757)	—
Net cash provided by financing activities	118,151,511	—

Net Change in Cash	228,350	—
Cash – Beginning	—	—
Cash – Ending	$228,350	$—

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$—	$18,173
Deferred underwriting commissions payable charged to additional paid in capital	$4,025,000	$—
Deferred offering costs paid by Sponsor loan	$6,300	$105,020
Incentives to anchor investors and forward purchasers	$4,073,565	$—
Issuance of representative shares	$—	$20
Re-measurement of Class A ordinary share subject to redemption	$160,252	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

GESHER I ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Note 1—Organization and Business Operation

Gesher I Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Cayman Islands exempted company on February 23, 2021. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). On May 31, 2022, the Company entered into a Business Combination Agreement (see Note 7).

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

On October 12, 2021, the Company changed its fiscal year end from December 31 to September 30.

The Company’s sponsor is Gesher I Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on October 12, 2021 (the “Effective Date”). On October 14, 2021, the Company’s consummated the IPO of 10,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 4 (the “IPO”), generating gross proceeds to the Company of $100,000,000. Each Unit consists of one ordinary share (the “Public Shares”) and one-half of one warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 4,550,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement, generating gross proceeds to the Company of $4,550,000, which is described in Note 5.

On October 20, 2021, the Company issued an additional 1,500,000 Units in connection with the full exercise by the underwriters of their over-allotment option, generating gross proceeds of $15,000,000, which is discussed in Note 4. Simultaneously with the closing of the underwriters’ full exercise of the over-allotment option, the Company sold an additional 450,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, in a private placement (together with the Private Placement, the “Private Placements”) generating gross proceeds of $450,000, which is discussed in Note 5.

Transaction costs amounted to $10,949,821 consisting of $2,300,000 of underwriting commissions, $4,025,000 of deferred underwriting commissions, $4,073,565 of incentives to Anchor Investors (see Note 4) and Forward Purchase Investors (see Note 7), and $551,256 of other offering costs.

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

Liquidity and Going Concern (As restated)

As of June 30, 2022, the Company had $228,350 in cash and working capital deficit of $2,212,895.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $182,127 (see Note 6). The promissory note was paid in full on October 18, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account and Working Capital Loans (as defined below in Note 6). As of June 30, 2022, there were $1,014,945 outstanding under Working Capital Loans.

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

Note 2—Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2022, Management identified errors made in its historical financial statements related to properly recording and accruing expenses. In April 2022 the Company entered into an agreement with a vendor for a written Fairness Opinion (“Opinion”) related to the Business Combination Agreement, as described in Note 7. The Opinion was delivered in May 2022 but the fee was not properly recorded in accordance with Generally Accepted Accounting Principles in the United States of America. This restatement note is presenting the changes from the previously reported balances to the adjusted balances as of and for the three and nine months ended June 30, 2022. These errors resulted in an adjustment to the net income.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously
Balance Sheet as of June 30, 2022	Reported	Adjustment	As Restated
Accrued offering costs and expenses	$1,018,922	$577,600	$1,596,522
Current liabilities	$2,118,867	$577,600	$2,696,467
Total liabilities	$6,143,867	$577,600	$6,721,467
Accumulated deficit	$(5,605,801)	$(577,600)	$(6,183,401)
Total shareholders’ deficit	$(5,605,493)	$(577,600)	$(6,183,093)

	As Previously
Statement of operations for the three months ended June 30, 2022	Reported	Adjustment	As Restated
Formation and operating costs	$1,665,239	$577,600	$2,242,839
Net loss	$(1,517,708)	$(577,600)	$(2,095,308)
Basic net income (loss) per common share, ordinary shares subject to possible redemption	$(0.10)	$(0.04)	$(0.14)
Basic net income (loss) per common share, nonredeemable ordinary shares	$(0.10)	$(0.04)	$(0.14)

	As Previously
Statement of operations for the nine months ended June 30, 2022	Reported	Adjustment	As Restated
Formation and operating costs	$2,589,291	$577,600	$3,166,891
Net loss	$(2,384,489)	$(577,600)	$(2,962,089)
Basic net loss per common share, ordinary shares subject to possible redemption	$(0.17)	$(0.04)	$(0.21)
Basic net loss per common share, nonredeemable ordinary shares	$(0.17)	$(0.04)	$(0.21)

Statement of Stockholders’ Deficit for the Three Months Ended June 30, 2022	As Previously Reported	Adjustment	As Restated
Net loss	$(1,517,708)	$(577,600)	$(2,095,308)
Accumulated deficit	$(5,605,801)	$(577,600)	$(6,183,401)
Total shareholders’ deficit	$(5,605,493)	$(577,600)	$(6,183,093)

	As Previously
Statement of Cash Flows for the Nine Months Ended June 30, 2022	Reported	Adjustment	As Restated
Net loss	$(2,384,489)	$(577,600)	$(2,962,089)
Accrued offering costs and expense	$996,604	$577,600	$1,574,204

Note 3—Significant Accounting Policies

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

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. The Company incurred offering costs amounting to $10,949,821 as a result of the IPO consisting of $2,300,000 of underwriting commissions, $4,025,000 of deferred underwriting commissions, $4,073,565 of incentives to Anchor Investors (see Note 4) and Forward Purchase Investors (see Note 7), and $551,256 of other offering costs.

Net Loss Per Ordinary Share

The Company has two categories of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Earnings and losses are shared pro rata between the two categories of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each category:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Nine Months Ended June 30, 2022		For the Period from February 23, 2021 (Inception) Through June 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	(As restated)				(As restated)
Numerator
Allocation of net loss	$(1,653,245)	$(442,063)	$—	(240)	$(2,315,546)	$(646,543)	$—	$(7,067)
Denominator
Weighted average shares outstanding	11,500,000	3,075,000	—	2,700,000	10,919,414	3,048,901	—	2,700,000
Basic and diluted net loss per share	$(0.14)	$(0.14)	$—	—	$(0.21)	$(0.21)	$—	$—

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

Note 4—Initial Public Offering

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

Note 5—Private Placement

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

Note 6—Related Party Transactions

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

Upon consummation of the IPO, the Sponsor transferred 50,000 founder shares, with an aggregate fair value of $339,500, to one Anchor Investor for the same price originally paid for such shares (see Note 4). The excess of the fair value of the founder shares transferred over the original issuance price of $339,065 was accounted for as an offering cost with an offset to additional paid-in capital upon the IPO.

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

Note 7—Commitments and Contingencies

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

On October 20, 2021, the underwriters exercised the over-allotment option in full to purchase 1,500,000 Public Units at a purchase price of $10.00 per Public Unit, generating gross proceeds to the Company of $15,000,000 (see Note 4), and were, in aggregate, paid a fixed underwriting discount of $300,000.

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

Note 8—Shareholders’ (Deficit) Equity

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

Note 9—Fair Value Measurements

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

Note 10—Subsequent Events

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q/A including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement, as described in Note 2, of our unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

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

Results of Operations (As restated)

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

For the three months ended June 30, 2022, we had a net loss of $2,095,308, which was resulted from formation and operating costs amounting to $2,242,839, partially offset by the interest income amounting to $147,531.

For the nine months ended June 30, 2022, we had a net loss of $2,962,089, which was resulted from formation and operating costs amounting to $3,166,891, partially offset by the interest income amounting to $160,252 and change in fair value of over-allotment amounting to $44,550.

For the three months ended June 30, 2021, we had a net loss of $240, which was resulted from formation and operating costs.

For the period from February 23, 2021 (inception) through June 30, 2021, we had a net loss of $7,067, which was resulted from formation and operating costs.

Liquidity and Going Concern (As restated)

As of June 30, 2022, we had $228,350 in cash and working capital deficit of $2,212,895.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were not effective, due to a material weakness in our internal control related to properly recording and accruing expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over our accrual process. Specifically, we intend to work closely with all our advisors to ensure balances being recorded at each period end represent the accurate amounts the Company owes.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering and other filings filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as disclosed below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering and other filings filed with the SEC.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

On August 15, 2022, we filed our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (the “Q3 Form 10-Q”). As described in Note 2, Management identified errors made in its historical financial statements related to properly recording and accruing expenses. In April 2022 the Company entered into an agreement with a vendor for a written Fairness Opinion (“Opinion”) related to the Business Combination Agreement, as described in Note 7 of the unaudited condensed financial statements. The Opinion was delivered in May 2022 but the fee was not properly recorded in accordance with Generally Accepted Accounting Principles in the United States of America.

After filing our original Q3 Form 10-Q, and upon re-evaluation and consultation with our management team, our audit committee concluded that it was appropriate to restate our previously issued financial statements included in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022. As part of such process, we have identified a material weakness in our internal control over financial reporting related to the Company’s recording and accruing of expenses. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2022. We have taken a number of measures to remediate such material weaknesses, however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q/A.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

GESHER I ACQUISITION CORP.

Date: December 8, 2022	By:	/s/ Ezra Gardner
	Name:	Ezra Gardner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 8, 2022	By:	/s/ Christopher Coward
	Name:	Christopher Coward
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)