Form 10-K
period 2022-09-30
Gesher I Acquisition Corp.
filed 2022-12-29
CIK 1853314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended September 30, 2022

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

As of June 30, 2022, the last day of the registrant’s most recently completed third fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $113,275,000 (based on the closing price for shares of the registrant’s ordinary shares on such date).

As of December 29, 2022, 14,575,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

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

GESHER I ACQUISITION CORP.

FORM 10-K

i

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

In February 2021, we issued an aggregate of 2,875,000 ordinary shares (the “founders’ shares”) for an aggregate purchase price of $25,000, or approximately $0.009 per share, to Gesher I Sponsor LLC (the “Sponsor”). Sponsor subsequently transferred 50,000 founders’ shares.

In February 2021, we also issued to designees of EarlyBirdCapital, Inc., the representative of the underwriters in our initial public offering (the “Initial Public Offering” or “IPO”), an aggregate of 200,000 ordinary shares (the “representative shares”) at a price of $0.0001 per share.

On October 14, 2021, we consummated the IPO of 10,000,000 units. Each unit (“Unit”) consists of one ordinary share and one-half of one redeemable warrant (“Warrant”), with each whole Warrant entitling the holder to purchase one ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $100,000,000.

Simultaneously with the consummation of the IPO, we consummated the private placement (the “Private Placement”) of 4,550,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $4,550,000. The Private Warrants were sold to the Sponsor and EarlyBirdCapital and its designees. The Private Warrants are identical to the Warrants included in the Units sold in the IPO.

In connection with the IPO, we entered into contingent forward purchase agreements (the “Contingent Forward Purchase Agreements”) with certain forward purchase investors (the “Forward Purchase Investors”). The Contingent Forward Purchase Agreements provided for the purchase of an aggregate of up to 4,500,000 forward purchase units (the “Forward Purchase Units”), at a price of $10.00 per Forward Purchase Unit, in a private placement to close immediately prior to, or simultaneously with, the closing of our initial business combination. The Contingent Forward Purchase Agreements provide that the Forward Purchase Investors are entitled to registration rights with respect to the Forward Purchase Units (and underlying securities) purchased by them. Otherwise, the Forward Purchase Units held by our Forward Purchase Investors will be identical to the Units sold in the IPO. The Forward Purchase Investors either received a membership interest in Sponsor in consideration of the foregoing, entitling them to each receive 100,000 founders’ shares, or will receive 100,000 founders’ shares from the Sponsor upon consummation of our initial business combination. Each Forward Purchase Investor will have the right to be excused from its purchase obligation in connection with any specific business combination if, within five days following written notice delivered by us of our intention to enter into a specific business combination, the Forward Purchase Investor notifies us that it has decided not to proceed with the purchase for any reason. If any Forward Purchase Investor exercises such right, or otherwise fails to purchase the Forward Purchase Units allocated to it, such Forward Purchase Investor will forfeit a portion of its interest in Sponsor. Any funds from the sale of the Forward Purchase Units may be used as part of the consideration to the sellers in the initial business combination, for expenses in connection with the initial business combination or for the combined company’s working capital needs. This obligation is independent of the percentage of shareholders electing to have their public shares converted and could provide us with a minimum funding level for the initial business combination. The Contingent Forward Purchase Agreements also provide a right of first refusal for our Forward Purchase Investors to participate in any sale of equity securities by us in connection with our initial business combination so long as such forward purchase investor elects to purchase its forward purchase units.

On October 21, 2021, we consummated the sale of an additional 1,500,000 Units at $10.00 per Unit pursuant to the underwriters’ over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the closing of the sale of additional Units, we consummated the sale of an additional 450,000 Private Warrants at $1.00 per Private Warrant, generating total proceeds of $450,000. Following the closing of the over-allotment option and sale of additional Private Warrants, an aggregate amount of $116,150,000 was placed in the trust account established in connection with the IPO (the “Trust Account”).

On March 23, 2022, the Company and one of the Forward Purchase Investors (the “Lead Forward Purchaser”), M&G (ACS) Japan Equity Fund, as managed by M&G Investment Management Limited, entered into an amended and restated forward purchase agreement (the “Amended Forward Purchase Agreement”). Pursuant to the Amended Forward Purchase Agreement, the Company will issue and sell to the Lead Forward Purchaser, and the Lead Forward Purchaser will purchase from the Company, an aggregate of 4,000,000 Forward Purchase Units, at a purchase price of $10.00 per Forward Purchase Unit, or $40,000,000 in the aggregate (the “Forward Purchase Subscription”), in a private placement to close immediately prior to, or simultaneously with, the closing of an initial business combination.

Additionally, the Lead Forward Purchaser has agreed to provide up to $10,000,000 of committed capital (the “Backstop Commitment”) to the Company in the event that, as of immediately prior to the closing of a business combination agreement, certain minimum cash conditions are not met after taking into account conversions by Company shareholders in connection with the business combination. In exchange for providing the Backstop Commitment, the Lead Forward Purchaser will receive (a) an additional amount of ordinary shares in the Company equal to the amount of the Backstop Commitment drawn, divided by $10.00 (rounded up to the nearest whole number), and (b) 500,000 warrants of the Company (collectively, the “Backstop Subscription,” and the shares and warrants issued in the Backstop Subscription, the “Backstop Securities”).

In connection with the business combination, the Lead Forward Purchaser has unconditionally agreed not to exercise its conversion rights with respect to any of the ordinary shares included in the Forward Purchase Units or the Backstop Securities or any of the ordinary shares the Lead Forward Purchaser subscribed for in the IPO.

The Lead Forward Purchaser’s obligation to subscribe for the Forward Purchase Units and to provide the Backstop Commitment pursuant to the Amended Forward Purchase Agreement is binding with respect to certain possible acquisition targets.

Pursuant to the Amended Forward Purchase Agreement, the Lead Forward Purchaser will be entitled to registration rights with respect to the ordinary shares and warrants of the Company included in the Forward Purchase Units and the Backstop Securities. The closing of the Forward Purchase Subscription and the Backstop Subscription shall be on the same date and immediately prior to, or simultaneously with, the closing of a business combination. The Amended Forward Purchase Agreement does not grant the Lead Forward Purchaser any special corporate governance rights, and the Lead Forward Purchaser is not an affiliate of the Company or Sponsor.

The terms and conditions of the Amended Forward Purchase Agreement are otherwise materially the same as the terms and conditions set forth in the Contingent Forward Purchase Agreements.

For additional information regarding the Forward Purchase Subscription, Backstop Commitment and Backstop Subscription, see the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2022, and exhibits thereto.

On April 14, 2022, we entered into a further backstop subscription with Composite Analysis Group, Inc. (“Composite”), an affiliate of Safer Logistics LLC, pursuant to which Composite has agreed to provide $10,000,000 of committed capital (the “Composite Backstop Commitment”) to the Company in the event that, as of immediately prior to the closing of an initial business combination, certain minimum cash conditions are not met after taking into account conversions by Company shareholders in connection with the business combination and certain other investments. In exchange for providing the Composite Backstop Commitment, the Company will issue and sell to Composite (a) 1,000,000 ordinary shares of the Company at a purchase price of $10.00 per share, and (b) 100,000 warrants of the Company (collectively, the “Composite Backstop Subscription,” and the shares and warrants issued in the Composite Backstop Subscription, the “Composite Backstop Securities”).

Pursuant to the Composite Backstop Subscription, Composite will be entitled to registration rights with respect to the ordinary shares and warrants of the Company included in the Composite Backstop Securities. The closing of the Composite Backstop Subscription shall be on the same date and immediately prior to, or simultaneously with, the closing of an initial business combination. The Composite Backstop Subscription does not grant to Composite any special corporate governance rights, and Composite is not an affiliate of the Company or Sponsor.

For additional information regarding the Composite Backstop Commitment and Composite Backstop Subscription, see the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2022, and exhibits thereto.

The Business Combination

On May 31, 2022, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Freightos Limited, a Cayman Islands exempted company limited by shares (“Freightos”), Freightos Merger Sub I, a Cayman Islands exempted company limited by shares and a direct wholly owned subsidiary of Freightos (“Merger Sub I”), and Freightos Merger Sub II, a Cayman Islands exempted company limited by shares and a direct wholly owned subsidiary of Freightos (“Merger Sub II”), pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, (i) Merger Sub I will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of Freightos, and (ii) the Company will merge with and into Merger Sub II (the “Second Merger” and together with the First Merger, collectively, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of Freightos.

Freightos operates a leading, vendor-neutral booking and payment platform for international freight. Through its marketplace for air, ocean and land freight transportation, Freightos connects carriers, freight forwarders and importers/exporters to provide instant pricing, booking, payment and shipment management services.

Pursuant to the Business Combination Agreement, at the closing (the “Closing”) of the transactions contemplated thereunder (collectively, the “Transaction”), among other things, (i) each ordinary share of the Company (“Gesher Ordinary Shares”) issued and outstanding immediately prior to the First Merger (and after giving effect to the Unit Separation (as defined below) and any conversions), will no longer be outstanding and will automatically be converted into the right of the holder thereof to receive one ordinary share of Freightos, par value $0.00001 per share (“Freightos Ordinary Shares”), and (ii) each issued and outstanding warrant of the Company (“Gesher Warrants”) will be assumed by Freightos and converted into a corresponding warrant exercisable for Freightos Ordinary Shares subject to substantially the same terms and conditions applicable to the Gesher Warrants (“Freightos Warrants”).

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

For additional information regarding the Business Combination Agreement, see the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2022, and exhibits thereto.

Business Combination Transaction Financing

Gesher has obtained commitments (i) for up to $70,000,000 of equity financing in connection with the Transaction pursuant to the Amended Forward Purchase Agreement, Backstop Commitment, Composite Backstop Commitment, and PIPE Financing (as defined below), collectively, and (ii) from the Forward Purchaser, that the Forward Purchaser will not exercise its conversion rights in connection with the Transaction with respect to its 990,000 outstanding Gesher Ordinary Shares that the Forward Purchaser acquired in the IPO, with a conversion value of approximately $10,000,000. Prior to the consummation of the Mergers, Freightos and the Company will enter into an assignment and assumption agreement, which will provide for the assignment and assumption by Freightos of the Company’s rights and obligations under the forward purchase and backstop agreements described above.

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

For additional information regarding the PIPE Financing, see the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2022, and exhibits thereto.

Forward Purchaser Commitment

The Forward Purchaser has unconditionally agreed not to exercise its conversion rights in connection with the Transaction with respect to its 990,000 outstanding Gesher Ordinary Shares that the Forward Purchaser acquired in Gesher’s initial public offering. Pursuant to the Forward Purchase Agreement, the Forward Purchaser will be entitled to registration rights for the Freightos securities it receives at Closing. Consummation of the forward purchase and the backstop subscription will be on the same date and immediately prior to, or simultaneously with, the Closing.

Business Combination Agreement Related Agreements

Support Agreements

Simultaneously with the execution and delivery of the Business Combination Agreement, the Company and Freightos entered into Support Agreements (collectively, the “Support Agreements”) with certain shareholders of Freightos (the “Freightos Supporting Shareholders”). Pursuant to the Support Agreements, each Freightos Supporting Shareholder agreed to vote all of such shareholder’s Freightos shares in favor of the Business Combination Agreement and any actions that Freightos proposes in connection with the Transaction and to vote its Freightos shares against any other business combination transaction, any material change in the capitalization or corporate structure of Freightos, or any other action or proposal that would reasonably be expected to prevent, delay or adversely affect the Transaction. The Support Agreements prevent transfers of the Freightos shares held by the Freightos Supporting Shareholders between the date of the Support Agreement and the Closing, except for certain permitted transfers where the recipients also agree to comply with the Support Agreement.

Freightos Registration Rights Agreement

The Business Combination Agreement contemplates that on or prior to the Closing, Freightos will enter into a Registration Rights Agreement (the “Freightos Registration Rights Agreement”) pursuant to which Freightos will grant certain registration rights to certain Freightos shareholders with respect to the Freightos Ordinary Shares and Freightos Warrants. The Freightos Registration Rights Agreement provides, among other things, certain Freightos shareholders with certain demand rights in the event of an underwritten offering, as well as piggyback rights in the event Freightos or any other holder of Freightos equity securities conducts a registered offering.

For additional information regarding the Freightos Registration Rights Agreement, see the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2022, and exhibits thereto.

First Amendment to the SPAC Registration Rights Agreement

The Business Combination Agreement contemplates that on or prior to the Closing, the Company’s Registration Rights Agreement dated as of October 12, 2021 (the “SPAC Registration Rights Agreement”) will be amended (the “Amendment to SPAC Registration Rights Agreement”) to provide that Freightos will assume the obligations of Gesher under the SPAC Registration Rights Agreement, and, among other things, to reflect the issuance of Freightos Ordinary Shares and Freightos Warrants.

For additional information regarding the Amendment to SPAC Registration Rights Agreement, see the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2022, and exhibits thereto.

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

Simultaneously with the execution and delivery of the Business Combination Agreement, certain shareholders of Freightos (the “Freightos Holders”) entered into a Lock-Up Agreement with Freightos and Gesher (collectively, the “Freightos Lock-Up Agreements”). The Freightos Lock-Up Agreements are substantially similar to the Sponsor Lock-Up Agreements, except that (i) Restricted Securities includes only Freightos Ordinary Shares and Freightos Ordinary Shares underlying options to acquire Freightos Ordinary Shares, and (ii) the Freightos Holders are prohibited from Transferring the Restricted Securities from and after the Closing until the 24 month anniversary (the “Freightos Lock-Up Period”) of the date on which Closing occurs; provided, however, that (a) at each six month anniversary of the date on which Closing occurs, 25% of the Restricted Securities attributable to each Freightos Holder will cease to be deemed Restricted Securities and (b) if at any time after the Closing but prior to the end of the Freightos Lock-Up Period, a Change of Control occurs, then all of the then-Restricted Securities will cease to be deemed Restricted Securities. The Freightos Lock-Up Agreement with Asian Gateway Investments Pte. Ltd. permits Asian Gateway Investments Pte. Ltd. to make certain transfers that are not conducted on the Nasdaq, subject to certain conditions.

Other than as specifically discussed, this Annual Report assumes that we will not consummate the transactions contemplated by the Business Combination Agreement and will seek to consummate a business combination with another target business.

Effecting our Initial Business Combination

General

We intend to consummate our initial business combination using cash held in the Trust Account, the proceeds from one or more private financings, and our equity as the consideration.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for conversions of our ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other assets and companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may complete our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any conversions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sources of Target Businesses

We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our Sponsor, initial shareholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our IPO prospectus and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the Trust Account at the time of the agreement to enter into the initial business combination, subject to any fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our Sponsor, initial shareholders, officers, directors or their respective affiliates be paid any compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the $10,000 per month administrative fee payable to an affiliate of Company officer and director Omri Cherni as described elsewhere in this Annual Report, the payment of consulting, success or finder fees in connection with the consummation of our initial business combination, the repayment of working capital loans and reimbursement of any out-of-pocket expenses. Our audit committee will review and approve all reimbursements and payments made to our Sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval.

We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or Sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account (net of taxes payable and deferred underwriting commissions) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or a newly formed subsidiary or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding shares or capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of Trust Account balance test.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek shareholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of such business combination and, if we seek shareholder approval, an ordinary resolution under Cayman Islands law is passed, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. We have no specified maximum percentage threshold for conversions in our amended and restated memorandum and articles of association and even those public shareholders who vote in favor of our initial business combination have the right to convert their public shares. As a result, this may make it easier for us to consummate our initial business combination.

Notwithstanding the foregoing, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets either immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until April 14, 2023, the date that is 18 months from the closing of our IPO (or later if such date is extended in accordance with our amended and restated memorandum and articles of association), in order to be able to receive a pro rata share of the Trust Account.

Our Sponsor, initial shareholders, officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, Sponsor, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to convert their shares, our officers, directors, Sponsor, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of conversions, as further descriebd below. Notwithstanding the foregoing, our officers, directors, Sponsor, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct conversions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or warrants our Sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the Trust Account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

It is anticipated that our Sponsor, initial shareholders, officers, directors and/or any of their affiliates would identify the shareholders with whom they may pursue privately-negotiated purchases by either the shareholders contacting us directly or by our receipt of conversion requests tendered by shareholders following our mailing of proxy materials in connection with our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to convert its shares in connection with our initial business combination. Our Sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Conversion Rights and Manner of Conducting Conversions

At any meeting called to approve an initial business combination, public shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public shareholders with the opportunity to sell their ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to convert their public shares by one of the two methods listed above is contained in provisions of our amended and restated memorandum and articles of association and apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by the holders of two-thirds of our ordinary shares casting a vote upon such matter in a general meeting of the Company.

If we provide our public shareholders with the opportunity to convert their public shares in connection with a shareholder meeting, we will:

●	conduct the conversions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the conversions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the conversion rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Our Sponsor, initial shareholders and our officers and directors will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to or in our IPO or purchased by them in the aftermarket. Additionally, the holders of the representative shares will not have conversion rights with respect to the representative shares.

The per-share amount we will distribute to investors who properly convert their shares will not be reduced by the deferred underwriting commissions we will pay to the representative of the underwriters.

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated.

However, in the event we require shareholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his, her or its shares if he, she or it wishes to seek to exercise his, her or its conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he, she or it is a record holder or his, her or its shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his, her or its broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any shareholder meeting called to approve a proposed initial business combination, we may require shareholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his, her or its certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he, she or it may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated memorandum and articles of association provides that we will have only until April 14, 2023, the date that is 18 months from the closing of the IPO (unless such period is extended as provided in the amended and restated memorandum and articles of association), to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, convert 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to us but net of taxes payable (and less up to $50,000 of interest to pay liquidation expenses), divided by the number of then outstanding public shares, which conversion will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such conversion, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Our Sponsor, initial shareholders, officers and directors have agreed that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to convert 100% of our public shares if we do not complete a business combination within 18 months from the closing of the IPO unless we provide our public shareholders with the opportunity to convert their ordinary shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, initial shareholders, executive officers, directors or any other person.

We are required to seek to have all third parties (including any vendors or other entities engaged by us before or after the IPO) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the Trust Account. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the Trust Account to our public shareholders. Nevertheless, Marcum LLP, our independent registered public accounting firm, and EarlyBirdCapital, Inc., the underwriters of the IPO, will not execute agreements with us waiving such claims to the monies held in the Trust Account. Furthermore, there is no guarantee that other vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the Trust Account. Our Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.10 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. We have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our Sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our Sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement our Sponsor entered into specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the Trust Account could be less than $10.10 due to claims or potential claims of creditors.

We anticipate notifying the trustee of the Trust Account to begin liquidating such assets promptly after our 18th month and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founders’ shares and representative shares have waived their rights to participate in any liquidation distribution from the Trust Account with respect to such shares. There will be no distribution from the Trust Account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the Trust Account. If such funds are insufficient, we will utilize the up to $50,000 of interest earned on the funds held in the Trust Account available to us to pay for our liquidation expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the initial per-share conversion price would be $10.10. As discussed above, the proceeds deposited in the Trust Account could become subject to claims of our creditors that are in preference to the claims of public shareholders.

Our public shareholders shall be entitled to receive funds from the Trust Account only in the event of our failure to complete a business combination within the required time period, if the shareholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated memorandum and articles of association prior to consummating an initial business combination. In no other circumstances shall a shareholder have any right or interest of any kind to or in the Trust Account.

If we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the Trust Account, we cannot assure you we will be able to return $10.10 per share to our public shareholders. Additionally, if we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and the Company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to our Initial Public Offering that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a special resolution under Cayman Islands law, which requires the affirmative vote of at least two thirds of the shareholders who attend and vote at a general meeting of the Company.

If we seek to amend any provisions of our amended and restated memorandum and articles of association that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to convert 100% of our public shares if we do not complete a business combination within 18 months from the closing of the IPO, we will provide public shareholders with the opportunity to convert their public shares in connection with any such vote. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person. Our Sponsor, officers and directors have agreed to waive any conversion rights with respect to any founders’ shares, representative shares and any public shares they may hold in connection with any vote to amend our amended and restated memorandum and articles of association. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

●	we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of such business combination and, if we seek shareholder approval, an ordinary resolution under Cayman Islands law is passed, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company;

●	if our initial business combination is not consummated within 18 months from the closing of the IPO, then we will convert all of the outstanding public shares and thereafter liquidate and dissolve our company;

●	upon the consummation of the IPO, approximately $115 million including deferred underwriting commissions be placed into the Trust Account;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares that participate in any manner in the proceeds of the Trust Account, or that votes as a class with the ordinary shares sold in this offering on an initial business combination.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies similar to our company. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase ordinary shares held by our public shareholders may reduce the resources available to us for a business combination; and

●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We currently maintain our principal executive offices at Hagag Towers, North Tower, Floor 24, Haarba 28, Tel Aviv, Israel. The cost for this space is included in the $10,000 per-month fee High House, an affiliate of Mr. Cherni, charges us for general and administrative services pursuant to a letter agreement between us and High House. We believe, based on rents and fees for similar services, that the fee charged by High House is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the Company is in. Accordingly, once a suitable target business to acquire has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Risk Factors Summary

An investment in our securities involves a high degree of risk and uncertainties. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

Risks Relating to Searching for and Consummating a Business Combination

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to convert your shares to cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, and such persons control a substantial interest in us and thus may exert substantial influence over us.

●	Because of our structure, we may not be able to consummate an attractive business combination.

●	If we are unable to consummate our initial business combination within 18 months from the closing of the Initial Public Offering, our public shareholders may be forced to wait beyond such to 18 months before conversion of their ordinary shares from our Trust Account, which conversion is all they would receive. Their warrants would expire worthless.

●	In connection with any shareholder meeting called to approve a proposed initial business combination, we may require shareholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

●	We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel, and you may be unable to ascertain the merits or risks of any particular target business’ operations.

●	We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

●	We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership and adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination.

●	We may need additional funds to consummate an initial business combination and there is no assurance such funds will be available to us.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and other events, and the status of debt and equity markets.

Risks Relating to the Post-Business Combination Company

●	We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

●	There may be tax consequences to our structure or business combinations that may adversely affect us.

●	Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

●	If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

Risks Relating to our Management and Directors

●	Our officers and directors may have conflicts of interest that adversely affect our ability to complete an attractive initial business combination.

Risks Relating to our Securities

●	You do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	An investor will may not be able to exercise a warrant by their preferred method under certain circumstances.

●	We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding public warrants, redeem unexpired warrants prior to their exercise at a time that is disadvantageous to holders, or require holders of our warrants to exercise such warrants on a cashless basis which will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

●	If our security holders exercise their registration rights, it may have an adverse effect on the market price of our ordinary shares.

●	Certain occurrences could reduce the value of the assets held in trust such that the per-share conversion amount received by public shareholders may be less than $10.10 per share.

●	Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our securities and could entrench management.

●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

General Risks

●	In evaluating a prospective target business for our initial business combination, our management may rely on the availability of all of the funds from the sale of the Forward Purchase Units to be used as part of the consideration to the sellers in the initial business combination. If we fail to sell all or some of the Forward Purchase Units for any reason, we may lack sufficient funds to consummate our initial business combination.

●	The Forward Purchase Investors have the ability to excuse themselves from their obligation to purchase Forward Purchase Units for any reason.

●	We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	We have identified a material weakness in our internal control over financial reporting as of September 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

●	We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

In connection with the proposed business combination with Freightos, the risk factors related to such proposed business combination will be set forth in a Proxy Statement/Prospectus which will be filed with the SEC and distributed to shareholders in advance of the shareholders meeting at which approval is sought.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Relating to Searching for and Consummating a Business Combination

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of September 30, 2022, we had $183,019 in cash and working capital deficit of $2,704,513. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our shares of common stock do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to convert your shares to cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your conversion rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our Sponsor, initial shareholders, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after our Initial Public Offering (including in open market and privately-negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 4,412,500, or 38.4%, of the outstanding 11,500,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted) in order to have such initial business combination approved (or, if the applicable rules of Nasdaq then in effect require approval by a majority of the votes cast by public shareholders, we would need 5,750,001 of public shares sold in the Initial Public Offering to be voted in favor of a transaction (assuming all outstanding stock is voted) in order to have such initial business combination approved). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 19.4% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In addition, our board of directors, whose members were elected by our initial shareholders, is divided into three classes, each of which will generally serve for a term for three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

The ability of our public shareholders to convert their shares to cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target business that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their conversion rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted conversion requests would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of the business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such conversion and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise conversion rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their conversion rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for conversion. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for conversion than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The per-share amount we will distribute to shareholders who properly exercise their conversion rights will not be reduced by the deferred underwriting commission and after such conversion, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

In connection with any vote to approve a business combination, we will offer each public shareholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public shareholder (but not our Sponsor, officers or directors) the right to have his, her or its ordinary shares converted to cash (subject to the limitations described elsewhere in this Annual Report) regardless of whether such shareholder votes for or against such proposed business combination or does not vote at all. The ability to seek conversion while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

The ability of our public shareholders to exercise conversion rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to convert your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with the conversion until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 18 months after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within 18 months after the closing of the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would convert our public shares and liquidate.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 18 months after the closing of the Initial Public Offering. We may not be able to close the Freightos business combination or find an alternative suitable target business and complete our initial business combination by such date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, convert the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account not previously released to us (to pay our tax obligations and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which conversion will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such conversion, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to our obligations under Cayman law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

If we are unable to consummate our initial business combination within 18 months from the closing of the Initial Public Offering, our public shareholders may be forced to wait beyond such to 18 months before conversion from our Trust Account.

If we are unable to consummate our initial business combination within 18 months from the closing of the Initial Public Offering, the proceeds then on deposit in the Trust Account, including interest earned on the Trust Account not previously released to us (to pay our tax obligations and less up to $50,000 of interest to pay dissolution expenses), will be used to fund the conversion of our public shares, as further described herein. Any conversion of public shareholders from the Trust Account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Cayman Islands Companies Act (as may be amended, the “Companies Act”). In that case, investors may be forced to wait beyond 18 months from the closing of the Initial Public Offering before the conversion proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our conversion or liquidation unless we seek to amend our certificate of incorporation as described herein or consummate our initial business combination prior thereto and only then in cases where investors have sought to convert their ordinary shares. Only upon our conversion or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

We do not have a specified maximum conversion threshold. The absence of such a conversion threshold may make it easier for us to consummate a business combination even where a substantial number of public shareholders seek to convert their shares to cash in connection with the vote on the business combination.

We have no specified percentage threshold for conversion in our amended and restated memorandum and articles of association. As a result, we may be able to consummate a business combination even though a substantial number of our public shareholders do not agree with the transaction and have converted their shares. However, in no event will we consummate an initial business combination unless we have net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may reduce the public float of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct conversions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.

In the event that our initial shareholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their conversion rights, such selling shareholders would be required to revoke their prior elections to convert their shares. The purpose of any such purchases of shares would be to reduce the number of shares being sought for conversion. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public float of our ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

In connection with any shareholder meeting called to approve a proposed initial business combination, we may require shareholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any shareholder meeting called to approve a proposed initial business combination, each public shareholder will have the right, regardless of whether he, she, or it is voting for or against such proposed business combination, to demand that we convert his, her, or its shares for a pro rata share of the Trust Account as of two business days prior to the consummation of the initial business combination. We may require public shareholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, prior to the vote on the business combination with the specific deadline set forth in the proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any shareholder meeting called to approve a proposed business combination, we require public shareholders who wish to convert their shares to comply with specific requirements for conversion, such converting shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public shareholders who wish to convert their shares to comply with specific delivery requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders.

Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek conversion may be able to sell their securities.

If a shareholder fails to receive notice of our offer to convert our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be converted.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting conversions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to convert its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly convert or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be converted to cash.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to convert their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

If the net proceeds of the Initial Public Offering not being held in the Trust Account, together with the interest that may be released to us, are insufficient to allow us to operate until at least April 14, 2023, the date that is 18 months after the closing of our IPO, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our initial shareholders or management team to fund our search and to complete our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We are not limited to evaluating a target business in any particular industry sector (except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations). As a result, there is no current basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects, except with respect to the Freightos business combination which could fail to be consummated as contemplated for any number of reasons. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in any industry our management chooses (which industries may be outside of our management’s areas of expertise).

We may consider a business combination with a target business operating in any industry our management chooses. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any securityholders who choose to remain securityholders following our initial business combination could suffer a reduction in the value of their securities. Such securityholders are unlikely to have a remedy for such reduction in value.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our Sponsor, initial shareholders, officers, directors or their affiliates. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

We are not required to obtain an opinion from an independent investment banking firm, or another valuation or appraisal firm that commonly renders fairness opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or another valuation or appraisal firm that commonly renders fairness opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

As of the date of this Annual Report, our amended and restated memorandum and articles of association authorizes the issuance of up to 100,000,000 ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are currently 85,425,000 authorized but unissued ordinary shares available for issuance (after appropriate reservation for the issuance of the shares underlying the public and private warrants). Although we have no commitment as of the date of this offering except in connection with the Freightos transaction, we may issue a substantial number of additional ordinary shares or preference shares, or a combination of ordinary shares and preference shares, to complete a business combination. The issuance of additional ordinary shares will not reduce the per-share conversion amount in the Trust Account. The issuance of additional ordinary shares or preference shares:

●	may significantly reduce the equity interest of investors in this offering;

●	may subordinate the rights of holders of ordinary shares if we issue preference shares with rights senior to those afforded to our ordinary shares;

●	may cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the Trust Account and such indebtedness will not decrease the per-share conversion amount in the Trust Account.

Our outstanding warrants may have an adverse effect on the market price of our ordinary shares and make it more difficult to effect a business combination.

We issued warrants to purchase 5,750,000 ordinary shares as part of the units sold in the IPO and a further 5,000,000 private warrants to purchase ordinary shares. We may also issue other warrants to our Sponsor, initial shareholders, officers, directors or their affiliates in payment of working capital loans made to us as described elsewhere herein. To the extent we issue ordinary shares to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

(i)	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share;

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, inclusive of interest earned on equity held in trust, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of conversions), and

(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the price at which we issue the additional ordinary shares or equity-linked securities. This may make it more difficult for us to consummate an initial business combination with a target business.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for conversion from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholder may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

Although we believe that the net proceeds of the Initial Public Offering and private placement and the additional financing we have arranged as described elsewhere herein will be sufficient to allow us to complete our initial business combination, if they prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert to cash a significant number of shares from shareholders who elect conversion in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Initial Public Offering and the private placement of warrants provided us with approximately $116,150,000 that we may use to complete our initial business combination (not taking into account the approximately $3,500,000 of deferred underwriting commissions being held in the Trust Account). We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We may need additional funds to consummate an initial business combination and there is no assurance such funds will be available to us.

If we are required to seek additional capital, we would need to borrow funds from our initial shareholders, management team or other third parties to operate or may be forced to liquidate. Neither our initial shareholders, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our initial shareholders, members of our management team or an affiliate of our initial shareholders or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.10 per share, or possibly less, on our conversion of our public shares, and our warrants will expire worthless.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or US GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and other events, and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years and especially since the fourth quarter of calendar year 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to the Post-Business Combination Company

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any securityholders who choose to remain securityholders following the initial business combination could suffer a reduction in the value of their securities. Such securities are unlikely to have a remedy for such reduction in value.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the owners of the acquired business and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes. Additionally, depending on the date and size of our initial business combination, it is possible that at least 60% of our adjusted ordinary gross income may consist of personal holding company income. In addition, depending on the concentration of our stock in the hands of individuals, including the members of our initial shareholders and certain tax-exempt organizations, pension funds, and charitable trusts, it is possible that more than 50% of our stock will be owned or deemed owned (pursuant to the constructive ownership rules) by such persons during the last half of a taxable year. Thus, no assurance can be given that we will not become a personal holding company following the Initial Public Offering or in the future. If we are or were to become a personal holding company in a given taxable year, we would be subject to an additional personal holding company tax, currently 20%, on our undistributed taxable income, subject to certain adjustments.

We may qualify as a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined below) of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our actual PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any future taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. Holder upon request such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules.

The discussion above of the U.S. federal income tax consequences to “U.S. Holders” will apply to a beneficial owner of our securities who or that is for U.S. federal income tax purposes:

●	an individual citizen or resident of the United States;

●	a corporation (or other entity treated as a corporation) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia;

●	an estate whose income is includible in gross income for U.S. federal income tax purposes regardless of its source; or

●	a trust if (i) a U.S. court can exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust, or (ii) it has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

If a beneficial owner of our securities is not described as a U.S. Holder and is not an entity or arrangement treated as a partnership or other pass-through entity for U.S. federal income tax purposes, such owner will be considered a “Non-U.S. Holder.”

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Prior to the completion of an initial business combination, our operations will be dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Members of our management team may be, or may become, involved in litigation, investigations or other proceedings. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us.

During the course of their careers, our officers and directors may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our officers and directors away from our search for a target business and may negatively affect our ability to consummate an initial business combination.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency conversion;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

If we consummate a business combination with a target company with operations or opportunities outside of the United States, substantially all of our assets could be located in a foreign country and substantially all of our revenue could be derived from our operations in such country. Accordingly, our results of operations and prospects could be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are ultimately located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Risks Relating to our Management and Directors

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see Item 10 of this Annual Report.

Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of the Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. It is likely that our officers and directors will in the future become affiliated with entities that are engaged in a similar business, including other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our initial shareholders, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our initial shareholders, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our initial shareholders, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10 – Directors, Executive Officers and Corporate Governance”. Such entities may compete with us for business combination opportunities. Our initial shareholders, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion regarding the fairness to our company from a financial point of view of a business combination with one or more businesses affiliated with our initial shareholders, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In February 2021, our Sponsor paid $25,000 to cover certain offering and formation costs of the company in exchange for 2,875,000 founder shares, or $0.009 per share. Sponsor subsequently transferred 50,000 of such founder shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor and EarlyBirdCapital purchased 5,000,000 warrants simultaneously with the Initial Public Offering at a price of $1.00 per warrant ($5,000,000 in the aggregate). If we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering, the private placement warrants will expire worthless. In addition, we may obtain loans from our initial shareholders, our officers or directors, or any of their affiliates. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the 18-month anniversary of the closing of the Initial Public Offering nears, which is the deadline for our completion of an initial business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman law.

Risks Relating to our Securities

You do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders are entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those ordinary shares that such shareholder properly elected to convert, subject to the limitations described herein, (ii) the conversion of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to convert 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the conversion of our public shares if we are unable to complete an initial business combination within 18 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, ordinary shares, and warrants are listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, in connection with our initial business combination, we will likely be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than the Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq’s. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $4.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq’s delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, ordinary shares and warrants are listed on Nasdaq, our units, ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

If we do not file and maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of ordinary shares that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue ordinary shares unless the ordinary shares issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the ordinary shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least a majority of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period commencing at any time after the warrants become exercisable and ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any private warrants) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

Our initial shareholders are entitled to make a demand that we register the resale of the founders’ shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of the representative shares, private warrants, forward purchase units and any warrants our Sponsor, initial shareholders, officers, directors, or their affiliates may be issued in payment of working capital loans made to us, are entitled to demand that we register the resale of their securities commencing at any time after we consummate an initial business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share conversion amount received by public shareholders may be less than $10.10 per share.

The proceeds held in the Trust Account are and will continue to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $50,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share conversion amount received by public shareholders may be less than $10.10 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share conversion price received by shareholders may be less than $10.10.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the Trust Account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public shareholders, Sponsor has agreed (subject to certain exceptions) that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.10 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we have not asked Sponsor to reserve for such indemnification obligations, nor have we independently verified whether Sponsor has sufficient funds to satisfy its indemnity obligations and believe that Sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that Sponsor will be able to satisfy its indemnification obligations if it is required to do so. As a result, the per-share distribution from the Trust Account may be less than $10.10, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we may not be able to return to our public shareholders at least $10.10.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated memorandum and articles of association provides that we will continue in existence only until 18 months from the closing of the IPO. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, convert 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to us but net of taxes payable (and less up to $50,000 of interest to pay liquidation expenses), divided by the number of then outstanding public shares, which conversion will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such conversion, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our shareholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our shareholders amounts owed to them by us. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,293 and imprisonment for five years in the Cayman Islands.

Additionally, if we are forced to file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we may not be able to return to our public shareholders at least $10.10 per share.

Our directors may decide not to enforce Sponsor’s indemnification obligations, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below $10.10 per public share and Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Sponsor to enforce such indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Additionally, each of our independent directors is a member of Sponsor. As a result, they may have a conflict of interest in determining whether to enforce Sponsor’s indemnification obligations. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.10 per share.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our securities and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our shareholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited shareholder proposals that may be in the best interests of shareholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preference shares. These provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

General Risks

In evaluating a prospective target business for our initial business combination, our management may rely on the availability of all of the funds from the sale of the Forward Purchase Units to be used as part of the consideration to the sellers in the initial business combination. If we fail to sell all or some of the Forward Purchase Units for any reason, we may lack sufficient funds to consummate our initial business combination.

We have entered into the Contingent Forward Purchase Agreements and the Amended Forward Purchase Agreement, pursuant to which the Forward Purchase Investors have committed to purchase the Forward Purchase Units in a private placement to close immediately prior to, or simultaneously with, the closing of our initial business combination. The funds from the sale of the Forward Purchase Units may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. Notwithstanding the foregoing, each Forward Purchase Investor except the Lead Forward Purchaser will have the right to be excused from its purchase obligation in connection with any specific business combination under certain circumstances. The Lead Forward Purchaser’s obligation to subscribe for the Forward Purchase Units (and to provide the Backstop Commitment) is binding with respect to certain possible acquisition targets.

If we fail to sell all or some of the Forward Purchase Units for any reason, including by reason of the Forward Purchase Investors deciding not to purchase their Forward Purchase Units, we may lack sufficient funds to consummate our initial business combination. Additionally, the Forward Purchase Investors’ obligations to purchase the Forward Purchase Units will be subject to termination prior to the closing of the sale of the Forward Purchase Units by mutual written consent of the Company and the Forward Purchase Investors. The Forward Purchase Investors’ obligations to purchase Forward Purchase Units will be subject to fulfillment of customary closing conditions. In the event of any such failure to fund by the Forward Purchase Investors, any obligation is so terminated or any such closing condition is not satisfied and not waived by the Forward Purchase Investors, we may lack sufficient funds to consummate our initial business combination.

The Forward Purchase Investors have the ability to excuse themselves from their obligation to purchase Forward Purchase Units for any reason.

Pursuant to the Contingent Forward Purchase Agreements, if, upon notification of our intention to enter into an initial business combination, a Forward Purchase Investor decides not to purchase such Forward Purchase Units for any reason, such Forward Purchase Investor will be excused from its obligation to purchase such Forward Purchase Units. Pursuant to the Amended Forward Purchase Agreement, the Lead Forward Purchaser’s obligation to subscribe for the Forward Purchase Units (and to provide the Backstop Commitment) is only binding with respect to certain possible acquisition targets. The Forward Purchase Investors’ excusal right, and the fact the Lead Forward Purchaser’s obligations are only biding with respect to certain possible acquisition targets, could give the Forward Purchase Investors and Lead Forward Purchaser significant influence over our decision of whether or not to proceed with an initial business combination with a particular target business. We may not be able to obtain any or enough additional funds to account for such shortfall, which may impact our ability to consummate an initial business combination. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.

We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target for our business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In April 2022 the Company entered into an agreement with a vendor for a written Fairness Opinion (“Opinion”) related to the Business Combination Agreement. The Opinion was delivered in May 2022 but the fee was not properly recorded in accordance with Generally Accepted Accounting Principles in the United States of America. Upon re-evaluation and consultation with our management team, our audit committee concluded that it was appropriate to restate our previously issued financial statements included in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 due to this error. As part of such process, we have identified a material weakness in our internal control over financial reporting related to the Company’s recording and accruing of expenses. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2022. We have taken a number of measures to remediate such material weaknesses, however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The SEC’s proposed rules would provide a safe harbor for companies like our company from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a company’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require the company to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the company’s registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be held as cash items or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting the conditions of Rule 2a-7(d) promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the conversion of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to convert 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering; or (B) with respect to any other provision relating to shareholder rights or pre-initial business combination activity; or (iii) absent an initial business combination within 18 months from the closing of the Initial Public Offering, our return of the funds held in the Trust Account to our public shareholders as part of our conversion of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with this Annual Report on Form 10-K. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss or inability to consummate an initial business combination.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares and warrants are listed on the Nasdaq Capital Markets under the symbols GIAC and GIACW, respectively.

Holders

As of September 30, 2022, there was one holder of record of our units, seven holders of record of our ordinary shares and three holders of record of our warrants. We believe we have in excess of 300 beneficial holders of our securities.

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

On October 21, 2021, we consummated the sale of an additional 1,500,000 Units at $10.00 per Unit pursuant to the underwriters’ over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the closing of the sale of additional Units, we consummated the sale of an additional 450,000 Private Warrants at $1.00 per Private Warrant, generating total proceeds of $450,000. Following the closing of the over-allotment option and sale of additional Private Warrants, an aggregate amount of $116,150,000 has been placed in the Trust Account.

On November 9, 2021, the ordinary shares and Warrants included in the Units began separate trading.

Transaction costs amounted to $10,124,821, consisting of $2,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees, $4,073,565 of incentives to anchor investors and forward purchase investors and $551,256 of other offering costs. As of December 8, 2021, approximately $0.5 million of cash was held outside of the Trust Account and is available for working capital purposes.

In connection with the IPO, we entered into the Contingent Forward Purchase Agreements with the Forward Purchase Investor, which provide for the purchase of an aggregate of up to 4,500,000 Forward Purchase Units at a price of $10.00 per Forward Purchase Unit, in a private placement to close immediately prior to, or simultaneously with, the closing of our initial business combination. The Contingent Forward Purchase Agreements provide that the Forward Purchase Investors are entitled to registration rights with respect to the Forward Purchase Units (and underlying securities) purchased by them. Otherwise, the Forward Purchase Units held by our Forward Purchase Investors will be identical to the Units sold in the IPO. The Forward Purchase Investors either received a membership interest in Sponsor in consideration of the foregoing, entitling them to each receive 100,000 founders’ shares, or will receive 100,000 founders’ shares from Sponsor upon consummation of our initial business combination. Each Forward Purchase Investor will have the right to be excused from its purchase obligation in connection with any specific business combination if, within five days following written notice delivered by us of our intention to enter into a specific business combination, the Forward Purchase Investor notifies us that it has decided not to proceed with the purchase for any reason. If any Forward Purchase Investor exercises such right, or otherwise fails to purchase the Forward Purchase Units allocated to it, such Forward Purchase Investor will forfeit a portion of its interest in Sponsor. Any funds from the sale of the Forward Purchase Units may be used as part of the consideration to the sellers in the initial business combination, for expenses in connection with the initial business combination or for the combined company’s working capital needs. This obligation is independent of the percentage of shareholders electing to have their public shares converted and could provide us with a minimum funding level for the initial business combination. The Contingent Forward Purchase Agreements also provide a right of first refusal for our Forward Purchase Investors to participate in any sale of equity securities by us in connection with our initial business combination so long as such forward purchase investor elects to purchase its forward purchase units.

Sponsor loaned the Company an aggregate of $1,264,945 for working capital purposes as follows: $450,000 on March 15, 2022; $53,609 on March 18, 2022; 11,336 on May 10, 2022; and $250,000 on each of May 3, 2022, June 5, 2022, and August 29, 2022. Each loan is evidenced by a Note issued by the Company, which is non-interest bearing and payable upon the consummation by the Company of a merger, share exchange, asset acquisition, or other similar business combination with one or more businesses or entities. Upon consummation of our initial business combination, the Sponsor will have the option, but not the obligation, to convert the principal balance of each Note, in whole or in part, into Warrants identical to the Warrants issued by the Company in the IPO. If the Company does not consummate an initial business combination the Notes will not be repaid and all amounts owed under the Notes will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account. The issuances of the Notes were exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 23, 2022, the Company and the Lead Forward Purchaser entered into the Amended Forward Purchase Agreement, pursuant to which the Amended Forward Purchase Agreement, the Company will issue and sell to the Lead Forward Purchaser, and the Lead Forward Purchaser will purchase from the Company, an aggregate of 4,000,000 Forward Purchase Units, at a purchase price of $10.00 per Forward Purchase Unit, or $40,000,000 in the aggregate, in a private placement to close immediately prior to, or simultaneously with, the closing of an initial business combination.

Additionally, the Lead Forward Purchaser has agreed to provide the Backstop Commitment in exchange for which the Company will issue and sell to the Lead Forward Purchaser the Backstop Securities pursuant to the Backstop Subscription.

In connection with the business combination, the Lead Forward Purchaser has unconditionally agreed not to exercise its conversion rights with respect to any of the ordinary shares included in the Forward Purchase Units or the Backstop Securities or any of the ordinary shares the Lead Forward Purchaser subscribed for in the IPO.

The Lead Forward Purchaser’s obligation to subscribe for the Forward Purchase Units and to provide the Backstop Commitment pursuant to the Amended Forward Purchase Agreement is binding with respect to certain possible acquisition targets.

Pursuant to the Amended Forward Purchase Agreement, the Lead Forward Purchaser will be entitled to registration rights with respect to the ordinary shares and warrants of the Company included in the Forward Purchase Units and the Backstop Securities. The closing of the Forward Purchase Subscription and the Backstop Subscription shall be on the same date and immediately prior to, or simultaneously with, the closing of a business combination. The Amended Forward Purchase Agreement does not grant the Lead Forward Purchaser any special corporate governance rights, and the Lead Forward Purchaser is not an affiliate of the Company or Sponsor.

The terms and conditions of the Amended Forward Purchase Agreement are otherwise materially the same as the terms and conditions set forth in the Contingent Forward Purchase Agreements.

For additional information regarding the Forward Purchase Subscription, Backstop Commitment and Backstop Subscription, see the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2022, and exhibits thereto.

On April 14, 2022, we entered into a further backstop subscription with Composite, pursuant to which Composite has agreed to provide the Composite Backstop Commitment, in exchange for which the Company will issue and sell to Composite the Composite Backstop Securities pursuant to the Composite Backstop Subscription.

Pursuant to the Composite Backstop Subscription, Composite will be entitled to registration rights with respect to the ordinary shares and warrants of the Company included in the Composite Backstop Securities. The closing of the Composite Backstop Subscription shall be on the same date and immediately prior to, or simultaneously with, the closing of an initial business combination. The Composite Backstop Subscription does not grant to Composite any special corporate governance rights, and Composite is not an affiliate of the Company or Sponsor.

For additional information regarding the Composite Backstop Commitment and Composite Backstop Subscription, see the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 19, 2022, and exhibits thereto.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

On October 20, 2021, we issued an additional 1,500,000 Units in connection with the full exercise by the underwriters of their over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the closing of the underwriters’ full exercise of the over-allotment option, we sold an additional 450,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, in a private placement (together with the Private Placement, the “Private Placements”) generating gross proceeds of $450,000.

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

On May 31, 2022, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Freightos Limited, a Cayman Islands exempted company limited by shares (“Freightos”), Freightos Merger Sub I, a Cayman Islands exempted company limited by shares and a direct wholly owned subsidiary of Freightos (“Merger Sub I”), and Freightos Merger Sub II, a Cayman Islands exempted company limited by shares and a direct wholly owned subsidiary of Freightos (“Merger Sub II”), pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, (i) Merger Sub I will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of Freightos, and (ii) the Company will merge with and into Merger Sub II (the “Second Merger” and together with the First Merger, collectively, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of Freightos.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination with Freightos or another target business will be successful

Results of Operations

As of September 30, 2022, we have neither engaged in any operations nor generated any revenues. All activity for the year ended September 30, 2022 relates to our formation, the initial public offering and our search for a target business with which to consummate a business combination and in relation thereto, entering into the Business Combination Agreement. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the year ended September 30, 2022, we had a net loss of $2,995,719, which was resulted from formation and operating costs amounting to $3,713,311, partially offset by the interest income amounting to $673,042 and change in fair value of over-allotment units amounting to $44,550.

For the Period from February 23, 2021 (inception) through September 30,2021, we had a net loss of $14,946, which was resulted from formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2022, we had $183,019 in cash and working capital deficit of $2,704,513.

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

On March 18, 2022, the Company entered into a promissory note agreement with the Sponsor in the amount of up to $64,945 for expenses paid by the Sponsor on behalf of the Company. As of September 30, 2022, the expenses paid by Sponsor on behalf of the Company totaled $53,609. On May 10, 2022, the Company borrowed an additional $11,336 under the promissory note. The promissory note would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.”

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

On August 29, 2022, the Company entered into a promissory note agreement with the Sponsor in the amount of $250,000. The promissory note would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.”

As of September 30, 2022 and 2021, the Company had $1,264,945 and $175,827 borrowings under the Working Capital Loans, respectively.

For the year ended September 30, 2022, net cash used in operating activities was $2,113,042. Net loss of $2,995,719 was affected by interest earned on marketable securities of $673,042 and a change in fair value of over-allotment units of $44,550. Changes in operating assets and liabilities provided $1,600,269 of cash from operating activities.

For the period from February 23, 2021 (inception) through September 30, 2021, net cash used in operating activities was nil. Net loss of $14,946 was offset by formation and operating costs paid by Sponsor of $14,946.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

The underwriters are entitled to a deferred fee of $4,025,000. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Loss Per Ordinary Share

We have two categories of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Earnings and losses are shared pro rata between the two categories of shares.

Ordinary Shares Subject to Possible Redemption

All of the 11,500,000 ordinary shares sold as part of the units contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to the our amended and restated memorandum and articles of association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of us require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all 11,500,000 ordinary shares were classified outside of permanent equity as of September 30, 2022.

We recognized changes in redemption value immediately as they occur upon the IPO and will adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were not effective, due to a material weakness in our internal control related to properly recording and accruing expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Ezra Gardner	44	Chief Executive Officer and Director
Omri Cherni	50	Chief Operating Officer and Director
Chris Coward	46	Chief Financial Officer
Philip Broenniman	42	Director
Eugene Dozortsev	43	Director
Noah G. Levy	44	Director

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

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Noah G. Levy, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Philip Broenniman and Eugene Dozortsev, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Ezra Gardner and Omri Cherni, will expire at the third annual meeting. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination.

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

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

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

Notwithstanding the foregoing, as indicated below, other than the $10,000 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our Sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination and the repayment of the loans represented by the Notes, no compensation or fees of any kind will be paid to our Sponsor, initial shareholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

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

Percentages in the table below were calculated on the basis of there being 14,575,000 ordinary shares outstanding.

	Amount and Nature of	Approximate Percentage of
	Beneficial	Outstanding
Name and Address of Beneficial Owner(1)	Ownership	Shares
Ezra Gardner(2)	2,825,000	19.4%
Omri Cherni(2)	2,825,000	19.4%
Chris Coward(3)	--	--
Philip Broenniman(3)	--	--
Eugene Dozortsev(3)	--	--
Noah G. Levy(3)	--	--
Gesher Sponsor LLC	2,825,000	19.4%
The Segantii Asia-Pacific Multi-Strategy Fund(4)	1,090,000	7.5%
Linden Capital L.P.(5)	975,000	6.7%
683 Capital Partners, LP(6)	900,000	6.2%
Polar Asset Management Partners Inc.(7)	922,902	6.3%
Castle Creek Arbitrage, LLC(8)	850,000	5.8%
UBS O’Connor LLC(9)	1,021,225	7.0%
Beryl Capital Management LLC(10)	730,352	5.0%
M&G Investment Management Limited(11)	990,000	6.8%
Y.D More Investments Ltd.(12)	1,100,000	7.5%
All directors and executive officers as a group (seven individuals)	2,825,000	19.4%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Gesher I Acquisition Corp., Hagag Towers, North Tower, Floor 24, Haarba 28, Tel Aviv, Israel.
(2)	Represents securities held by Gesher I Sponsor, LLC, of which each of Messrs. Gardner and Cherni is a managing member. Accordingly, all securities held by our Sponsor may ultimately be deemed to be beneficially held by Messrs. Gardner and Cherni. Includes up to 100,000 shares that our Sponsor may transfer to a third party upon consummation of our initial business combination.
(3)	Does not include any securities held by Gesher I Sponsor LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.
(4)	Represents shares held by The Segantii Asia-Pacific Multi-Strategy Fund (the “Segantii Fund”). Segantii Capital Management (Cayman) Limited serves as the investment manager of the Fund, Segantii Capital Management Limited serves as the investment advisor for the Segantii Fund and Segantii Capital Management (USA) LLC serves as the sub-advisor to the Segantii Fund. Each shares dispositive and voting power over the shares held by the Segantii Fund. The business address of the Segantii Fund is Campbell Corporate Services Limited, Floor 4, Willow House, Cricket Square, Grand Cayman KY1-9010, Cayman Islands. Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on October 25, 2021.
(5)	Represents shares held by Linden Capital L.P. Linden GP LLC is the general partner of Linden Capital and in such capacity may be deemed to beneficially own the shares held by Linden Capital. Linden Advisors LP is the investment manager of Linden Capital. Siu Min (Joe) Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the shares. The business address of Linden Capital L.P. is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 3, 2022 (with business address information based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on October 22, 2021).
(6)	Represents shares held by 683 Capital Partners, LP. 683 Capital Management, LLC, as the investment manager of 683 Capital Partners, LP, may be deemed to have beneficial ownership over the shares held by 683 Capital Partners, LP. Ari Zweiman is the managing member of 683 Capital Management, LLC and may also be deemed to have beneficial ownership over the shares held by 683 Capital Partners, LP. The business address of 683 Capital Management, LLC is 3 Columbus Circle, Suite 2205, New York, NY 10019. Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on October 22, 2021.
(7)	Represents shares held by Polar Asset Management Partners Inc. Polar Asset Management Partners Inc. serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the shares directly held by PMSMF. The business address of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6. Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 8, 2022.
(8)	Represents shares held by Castle Creek Arbitrage, LLC. Castle Creek Arbitrage, LLC serves as a registered investment adviser whose clients are CC Arb West, LLC and CC Arbitrage, Ltd. Allan Weine is the managing member of Castle Creek. By virtue of these relationships, each of Castle Creek and Mr. Weine may be deemed to beneficially own the Issuer’s Common Shares directly owned by CC ARB West, LLC and CC Arbitrage, Ltd. The business address of Castle Creek Arbitrage, LLC is 190 South LaSalle Street, Suite 3050, Chicago, Illinois 60603. Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2022.

(9)	Represents shares held by UBS O’Connor LLC. The business address of UBS O’Connor LLC is One North Wacker Drive, 31st Floor, Chicago, Illinois 60606. Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2022.
(10)	Represents shares held by Beryl Capital Management LLC. Beryl Capital Management LLC is the investment adviser to private investment funds (collectively, the “Beryl Funds”) and other accounts, and is the general partner of Beryl Capital Management LP, which is also the general partner of one or more of the Beryl Funds. David A. Witkin is the control person of Beryl Capital Management LLC and Beryl Capital Management LP. The Beryl Funds hold the shares for the benefit of their investors, and the Beryl Funds and Beryl Capital Management LLC’s other clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares. No individual client’s holdings of the Company’s shares are more than five percent of the outstanding shares. The business address of Beryl Capital Management LLC is 1611 S. Catalina Ave., Suite 309, Redondo Beach, CA 90277. Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2022.
(11)	Represents shares held by M&G Investment Management Limited. The business address of M&G Investment Management Limited is 10 Fenchurch Avenue, London EC3M 5AG. Based on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on April 8, 2022.
(12)	Represents shares held by Y.D More Investments Ltd. Y.D More Investments Ltd. controls More Provident Funds and Pension Ltd. Y.D More Investments Ltd. is controlled by (i) Yosef Meirov, directly and through B.Y.M. Mor Investments Ltd., a company which he controls with Michael Meirov and Dotan Meirov, (ii) Eli Levy through Elldot Ltd., a wholly owned company, (iii) Yosef Levy and (iv) Benjamin Meirov. The business address of Y.D More Investments Ltd. is 2 Ben-Gurion Street, Ramat Gan, Israel. Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on July 25, 2022.

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

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial shareholders or to our initial shareholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s shareholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our shareholders, including, without limitation, the right to vote their ordinary shares and the right to receive cash dividends, if declared. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founders’ shares.

Our executive officers and our Sponsor are our “promoters,” as that term is defined under the federal securities laws.

Equity Compensation Plans

As of September 30, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In February 2021, we issued 2,875,000 founders’ shares to our initial shareholders for $25,000 in cash, at a purchase price of approximately $0.009 per share, in connection with our organization. Sponsor subsequently transferred 50,000 founders’ shares.

In February 2021, we also issued an aggregate of 200,000 representative shares, at a price of $0.0001 per share, to designees of EarlyBirdCapital, Inc., the representative of the underwriters of our IPO.

Simultaneously with the consummation of our IPO on October 14, 2021, we consummated the Private Placement of 4,550,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $4,550,000. The Private Warrants were sold to the Sponsor and EarlyBirdCapital and its designees. The Private Warrants are identical to the warrants included in the units sold in the IPO. On October 21, 2021, in respect of to the underwriters’ full exercise of their over-allotment option in the IPO, we consummated the sale of an additional 450,000 Private Warrants at $1.00 per Private Warrant, to Sponsor and EarlyBirdCapital, Inc., collectively, generating total proceeds of $450,000. Sponsor and EarlyBirdCapital, Inc. have agreed not to transfer, assign or sell any of the Private Warrants and underlying ordinary shares (except to certain permitted transferees) until after the completion of our initial business combination. In the event of a liquidation prior to our initial business combination, the private warrants will likely be worthless.

Prior to the IPO, Sponsor loaned the Company $175,827 under an unsecured promissory note, which was paid in full on October 18, 2021.

In order to meet our working capital needs following the consummation of the IPO, our Sponsor, initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

In accordance with the above, Sponsor loaned the Company an aggregate of $1,264,945 for working capital purposes as follows: $450,000 on March 15, 2022; $53,609 on March 18, 2022; and $11,336 on May 10, 2022 and $250,000 on each of May 3, 2022, June 5, 2022, and August 29, 2022. Each loan is evidenced by a promissory note (each a “Note”). The issuances of the Notes were exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

For additional information regarding the loans and the Notes, see the Company’s Current Reports on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2022, March 18, 2022, May 3, 2022, June 5, 2022, and August 29, 2022, respectively, and exhibits thereto.

The holders of our founders’ shares, representative shares, Private Warrants, Forward Purchase Units and any warrants our Sponsor, initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to a registration rights agreement signed in connection with the IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the representative shares, private warrants, Forward Purchase Units and warrants issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. Notwithstanding anything to the contrary, EarlyBirdCapital, Inc. may only make a demand on one occasion and only during the five-year period beginning on October 12, 2021. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination; provided that EarlyBirdCapital may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of our IPO registration statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

High House, an affiliate of Mr. Cherni, has agreed that, from the effective date of the IPO prospectus through the earlier of our consummation of our initial business combination or the liquidation of the Trust Account, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay a $10,000 per month administrative fee for these services. We believe, based on rents and fees for similar services, that these fees are at least as favorable as we could have obtained from an unaffiliated person.

In connection with our IPO, we entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association.

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our Sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination and repayment of the loans represented by the Notes, no compensation or fees of any kind will be paid to our Sponsor, initial shareholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

Our Forward Purchase Investors have entered into the Contingent Forward Purchase Agreements with us, which provide for the purchase of an aggregate of up to 4,500,000 Forward Purchase Units, at a price of $10.00 per Forward Purchase Unit, in a private placement to close immediately prior to, or simultaneously with, the closing of our initial business combination. The Forward Purchase Investors either received a membership interest in Sponsor in consideration of the foregoing, entitling them to each receive 100,000 founders’ shares, or will receive 100,000 founders’ shares from Sponsor upon consummation of our initial business combination. Except for the Lead Forward Purchaser as described further below, each Forward Purchase Investor will have the right to be excused from its purchase obligation in connection with any specific business combination if, within five days following written notice delivered by us of our intention to enter into a specific business combination, the Forward Purchase Investor notifies us that it has decided not to proceed with the purchase for any reason. If any Forward Purchase Investor exercises such right, or otherwise fails to purchase the Forward Purchase Units allocated to it, such Forward Purchase Investor will forfeit a portion of its interest in Sponsor. The Forward Purchase Units will be issued only in connection with the closing of the initial business combination and the ordinary shares contained in the Forward Purchase Units will not be eligible to be voted at a shareholder meeting to approve our initial business combination. Any funds from the sale of the Forward Purchase Units may be used as part of the consideration to the sellers in the initial business combination, for expenses in connection with the initial business combination or for the combined company’s working capital needs. This obligation is independent of the percentage of shareholders electing to have their public shares converted as described herein and could provide us with a minimum funding level for the initial business combination.

On March 23, 2022, the Company and the Lead Forward Purchaser entered into the Amended Forward Purchase Agreement. Pursuant to the Forward Purchase Subscription provided for by Amended Forward Purchase Agreement, the Company will issue and sell to the Lead Forward Purchaser, and the Lead Forward Purchaser will purchase from the Company, an aggregate of 4,000,000 Forward Purchase Units, at a purchase price of $10.00 per Forward Purchase Unit, or $40,000,000 in the aggregate, in a private placement to close immediately prior to, or simultaneously with, the closing of our initial business combination.

Additionally, the Lead Forward Purchaser has agreed to provide the Backstop Commitment of up to $10,000,000 of committed capital to the Company in the event that, as of immediately prior to the closing of a business combination agreement, certain minimum cash conditions are not met after taking into account conversions by Company shareholders in connection with the business combination. In exchange for providing the Backstop Commitment, the Lead Forward Purchaser will receive the following Backstop Securities pursuant to the Backstop Subscription: (a) an additional amount of ordinary shares in the Company equal to the amount of the Backstop Commitment drawn, divided by $10.00 (rounded up to the nearest whole number), and (b) 500,000 warrants of the Company.

In connection with the business combination, the Lead Forward Purchaser has unconditionally agreed not to exercise its conversion rights with respect to any of the ordinary shares included in the Forward Purchase Units or the Backstop Securities or any of the ordinary shares the Lead Forward Purchaser subscribed for in the IPO.

The Lead Forward Purchaser’s obligation to subscribe for the Forward Purchase Units and to provide the Backstop Commitment pursuant to the Amended Forward Purchase Agreement is binding with respect to certain possible acquisition targets.

Pursuant to the Amended Forward Purchase Agreement, the Lead Forward Purchaser will be entitled to registration rights with respect to the ordinary shares and warrants of the Company included in the Forward Purchase Units and the Backstop Securities. The closing of the Forward Purchase Subscription and the Backstop Subscription shall be on the same date and immediately prior to, or simultaneously with, the closing of a business combination. The Amended Forward Purchase Agreement does not grant the Lead Forward Purchaser any special corporate governance rights, and the Lead Forward Purchaser is not an affiliate of the Company or Sponsor.

The terms and conditions of the Amended Forward Purchase Agreement are otherwise materially the same as the terms and conditions set forth in the Contingent Forward Purchase Agreements.

For additional information regarding the Forward Purchase Subscription, Backstop Commitment and Backstop Subscription, see the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2022, and exhibits thereto.

On April 14, 2022, we entered into a further backstop subscription with Composite pursuant to which Composite has agreed to provide the Composite Backstop Commitment of $10,000,000 of committed capital to the Company in the event that, as of immediately prior to the closing of an initial business combination, certain minimum cash conditions are not met after taking into account conversions by Company shareholders in connection with the business combination and certain other investments. In exchange for providing the Composite Backstop Commitment, the Company will issue and sell to Composite the following Composite Backstop Securities pursuant to the Composite Backstop Subscription: (a) 1,000,000 ordinary shares of the Company at a purchase price of $10.00 per share, and (b) 100,000 warrants of the Company.

Pursuant to the Composite Backstop Subscription, Composite will be entitled to registration rights with respect to the ordinary shares and warrants of the Company included in the Composite Backstop Securities. The closing of the Composite Backstop Subscription shall be on the same date and immediately prior to, or simultaneously with, the closing of an initial business combination. The Composite Backstop Subscription does not grant to Composite any special corporate governance rights, and Composite is not an affiliate of the Company or Sponsor.

For additional information regarding the Composite Backstop Commitment and Composite Backstop Subscription, see the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 19, 2022, and exhibits thereto.

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

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view. We will also need to obtain approval of a majority of our disinterested independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended September 30, 2022 and the period from February 23, 2021 (inception) through September 30 2021 totaled $104,770 and $41,200, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended September 30, 2022 and the period from February 23, 2021 (inception) through September 30 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended September 30, 2022 and the period from February 23, 2021 (inception) through September 30 2021.

All Other Fees. We did not pay Marcum for other services for the year ended September 30, 2022 and the period from February 23, 2021 (inception) through September 30 2021.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	The following Exhibits are filed as part of this report:

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of May 31, 2022, by and among Gesher I Acquisition Corp., Freightos Limited, Freightos Merger Sub I and Freightos Merger Sub II***
3.1	Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Ordinary Share Certificate.**
4.2	Specimen Warrant Certificate.**
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
4.4	Description of Registrant’s Securities.****
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Registration Rights Agreement*
10.4	Form of Stock Escrow Agreement between Continental Stock Transfer & Trust Company and the Registrant.**
10.5	Administrative Services Agreement between High House and the Registrant.*
10.6	Form of Indemnification Agreement*
10.7	Forward Purchase Agreement, dated as of March 23, 2022, by and among Gesher I Acquisition Corp. and M&G (ACS) Japan Equity Fund***
10.8	Backstop Subscription Agreement, dated as of April 14, 2022, by and between Gesher I Acquisition Corp. and Composite Analysis Group, Inc.***
10.9	PIPE Subscription Agreement, dated as of May 31, 2022, by and among Gesher I Acquisition Corp., Freightos Limited and Alshaffafia Trading W.L.L***
10.10	Form of Support Agreement***
10.11	Form of Freightos Registration Rights Agreement***
10.12	Form of First Amendment to the SPAC Registration Rights Agreement***
10.13	Form of Sponsor Holder Lock-Up Agreement***
10.14	Form of Freightos Shareholder Lock-Up Agreement***
14	Code of Ethics.**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 14, 2021.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-259253).
***	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2022.
****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2021.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of December, 2022.

GESHER I ACQUISITION CORP.

By:	/s/ Ezra Gardner
Ezra Gardner Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ezra Gardner	Chief Executive Officer and Director	December 29, 2022
Ezra Gardner	(Principal Executive Officer)

/s/ Chris Coward	Chief Financial Officer	December 29, 2022
Chris Coward	(Principal Financial and Accounting Officer)

/s/ Omri Cherni	Chief Operating Officer and Director	December 29, 2022
Omri Cherni

/s/ Philip Broenniman	Director	December 29, 2022
Philip Broenniman

/s/ Eugene Dozortsev	Director	December 29, 2022
Eugene Dozortsev

/s/ Noah G. Levy	Director	December 29, 2022
Noah G. Levy

GESHER I ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Gesher I Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gesher I Acquisition Corp. (the “Company”) as of September 30, 2022 and 2021, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for year ended September 30, 2022 and the period from February 23, 2021 (inception) through September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for year ended September 30, 2022 and the period from February 23, 2021 (inception) through September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of September 30, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions and others raise substantial doubt about the Company’s ability to continue as a going concern as further described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021

Boston, MA

December 29, 2022

GESHER I ACQUISITION CORP.

BALANCE SHEETS

	September 30,
	2022	2021

Assets:
Current assets
Cash	$183,019	$—
Prepaid expenses	238,002	—
Deferred offering costs	—	208,199
Total current assets	421,021	208,199

Marketable securities held in Trust Account	116,823,042	—
Total Assets	$117,244,063	$208,199

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities
Accrued offering costs and expenses	$1,745,589	$22,318
Promissory note – related party	—	175,827
Working Capital Loans	1,264,945	—
Due to related party	115,000	—
Total current liabilities	3,125,534	198,145

Deferred underwriting commissions	4,025,000	—
Total Liabilities	7,150,534	198,145

Commitments and Contingencies (Note 6)

Ordinary shares subject to possible redemption, 11,500,000 and 0 shares at September 30, 2022 and September 30, 2021, respectively	116,823,042	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 3,075,000 shares issued and outstanding (excluding 11,500,000 and 0 shares subject to possible redemption) at September 30, 2022 and September 30, 2021, respectively	308	308
Additional paid-in capital	—	24,692
Accumulated deficit	(6,729,821)	(14,946)
Total Shareholders’ (Deficit) Equity	(6,729,513)	10,054
Total Liabilities and Shareholders’ (Deficit) Equity	$117,244,063	$208,199

The accompanying notes are an integral part of these financial statements.

GESHER I ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended September 30,	For the Period from February 23, 2021 (inception) through September 30,
	2022	2021

Formation and operating costs	$3,713,311	$14,946
Loss from operations	(3,713,311)	(14,946)

Other income:
Change in fair value of over-allotment units	44,550	—
Interest income earned on Trust Account	673,042	—
Total other income	717,592	—

Net loss	$(2,995,719)	$(14,946)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	11,065,753	—
Basic and diluted net loss per ordinary share subject to possible redemption	$(0.21)	$—

Basic and diluted weighted average shares outstanding, nonredeemable ordinary shares	3,055,479	2,700,000
Basic and diluted net loss per nonredeemable ordinary share	$(0.21)	$(0.01)

The accompanying notes are an integral part of these financial statements.

GESHER I ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED SEPTEMBER 30, 2022 AND THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION)
THROUGH SEPTEMBER 30, 2021

	Ordinary shares		Additional Paid-in	Accumulated	Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of February 23, 2021	—	$—	$—	$—	$—
Ordinary shares issued to Sponsor	2,875,000	288	24,712	—	25,000
Issuance of representative shares	200,000	20	(20)	—	—
Net loss	—	—	—	(14,946)	(14,946)
Balance as of September 30, 2021	3,075,000	308	24,692	(14,946)	10,054
Proceeds allocated to Public Warrants	—	—	8,165,000	—	8,165,000
Proceeds allocated to Private Placement Warrants	—	—	5,000,000	—	5,000,000
Incentives to anchor investors and forward purchasers	—	—	4,073,565	—	4,073,565
Offering costs allocated to warrants	—	—	(956,456)	—	(956,456)
Re-measurement of redeemable shares to redemption value	—	—	(16,306,801)	(3,719,156)	(20,025,957)
Net loss	—	—	—	(2,995,719)	(2,995,719)
Balance as of September 30, 2022	3,075,000	$308	$—	$(6,729,821)	$(6,729,513)

GESHER I ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended September 30,	For the Period from February 23, 2021 (Inception) through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(2,995,719)	$(14,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of ordinary shares	—	6,827
Operating costs paid by Sponsor promissory note	—	8,119
Change in fair value of over-allotment units	(44,550)
Interest earned on marketable securities held in Trust Account	(673,042)	—
Changes in current assets and liabilities:
Prepaid assets	(238,002)	—
Due to related party	115,000	—
Accrued offering costs and expenses	1,723,271	—
Net cash used in operating activities	(2,113,042)	—

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(116,150,000)	—
Net cash used in investing activities	(116,150,000)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	112,700,000	—
Proceeds from private placement	5,000,000	—
Proceeds from issuance of related party loan	1,264,945	—
Payment of promissory note to related party	(182,127)	—
Payment of deferred offering costs	(336,757)	—
Net cash provided by financing activities	118,446,061	—

Net Change in Cash	183,019	—
Cash – Beginning	—	—
Cash – Ending	$183,019	$—

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$—	$18,173
Deferred underwriting commissions payable charged to additional paid in capital	$4,025,000	$—
Deferred offering costs paid by Sponsor promissory note	$6,300	$167,708
Deferred offering costs included in accrued offering costs and expenses	$—	$22,318
Incentives to anchor investors and forward purchasers	$4,073,565	$—
Issuance of representative shares	$—	$20
Re-measurement of Class A ordinary share subject to possible redemption	$673,042	$—

The accompanying notes are an integral part of these financial statements.

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

As of September 30, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 23, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering described below and searching for a Business Combination and in connection therewith entered into the Business Combination Agreement. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”).

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

Transaction costs amounted to $10,994,371 consisting of $2,300,000 of underwriting commissions, $4,025,000 of deferred underwriting commissions, $4,073,565 of incentives to Anchor Investors (see Note 3) and Forward Purchase Investors (see Note 6), and $595,806 of other offering costs.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $183,019 in cash and working capital deficit of $2,704,513.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $182,127 (see Note 5). The promissory note was paid in full on October 18, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account and Working Capital Loans (as defined below in Note 5). As of September 30, 2022, there were $1,264,945 outstanding under Working Capital Loans.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States of America, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $183,019 and $0 of cash as of September 30, 2022 and September 30, 2021, respectively, and no cash equivalents.

Marketable Securities Held in Trust Account

At September 30, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022 and September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Ordinary Shares Subject to Possible Redemption

All of the 11,500,000 ordinary shares sold as part of the Units contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all 11,500,000 ordinary shares were classified outside of permanent equity as of September 30, 2022.

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement, as described in Note 4, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 10,300,000 ordinary shares in the aggregate. As of September 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each category:

	For the year ended September 30, 2022		For the Period from February 23, 2021 (Inception) Through September 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Numerator
Allocation of net loss	$(2,347,521)	(648,198)	$—	$(14,946)
Denominator
Weighted average shares outstanding	11,065,753	3,055,479	—	2,700,000
Basic and diluted net loss per share	$(0.21)	(0.21)	$—	$(0.01)

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

As of September 30, 2022 and October 21, 2021 (IPO), the ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Warrants	(8,165,000)
Ordinary shares issuance costs	(10,037,915)
Plus:
Accretion of carrying value to redemption value	19,352,915
Ordinary shares subject to possible redemption, at October 21, 2021 (IPO)	116,150,000
Plus:
Accretion of carrying value to redemption value	673,042
Ordinary shares subject to possible redemption, as of September 30, 2022	$116,823,042

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

The Company had borrowed $182,127 under such promissory note upon IPO, which was paid in full on October 18, 2021. As of September 30, 2021, $175,827 was outstanding under such promissory note.

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

On March 18, 2022, the Company entered into a promissory note agreement with the Sponsor in the amount of up to $64,945 for expenses paid by the Sponsor on behalf of the Company. As of September 30, 2022, the expenses paid by Sponsor on behalf of the Company totaled $53,609. On May 10, 2022, the Company borrowed an additional $11,336 under the promissory note. The promissory note would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.”

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

On August 29, 2022, the Company entered into a promissory note agreement with the Sponsor in the amount of $250,000. The promissory note would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.”

As of September 30, 2022 and 2021, the Company had $1,264,945 and $0 borrowings under the Working Capital Loans, respectively.

Administrative Service Fee

An affiliate of the Company’s Chief Operating Officer has agreed that, commencing on the effective date of the IPO through the earlier of the consummation of the initial Business Combination or the liquidation of the Trust Account, it will make available to the Company certain general and administrative services, including office space, utilities and administrative support, as the Company may require from time to time. The Company has agreed to pay $10,000 per month for these services. For September 30, 2022 and 2021, the Company has incurred $115,000 and $0 in fees for these services, respectively. As of September 30, 2022 and 2021, the Company has accrued $115,000 and $0 of administrative service fees, which is included in due to related party in the accompanying balance sheets, respectively.

Due to Related Party

As of September 30, 2022, the Company had $191,768 in related party transactions of which $35,000 is related to consulting services provided by an affiliate of the Company’s Chief Operating Officer and $87,500 and $69,268 is related to research and due diligence services provided and out of pocket expenses from the Sponsor, respectively.

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

Note 7—Shareholders’ (Deficit) Equity

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and 2021, there were no preference shares issued and outstanding.

Ordinary shares—The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of September 30, 2022, there were 3,075,000 ordinary shares issued and outstanding, excluding 11,500,000 ordinary shares subject to possible redemption. As of September 30, 2021, there were 3,075,000 ordinary shares issued and outstanding, which includes an aggregate of up to 375,000 ordinary shares subject to forfeiture to the extent that the over-allotment option is not exercised by the underwriters in full or in part. On October 20, 2021, the underwriters exercised the over-allotment option in full to purchase 1,500,000 Public Units, which as a result, the 375,000 founder shares are no longer subject to forfeiture.

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

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$116,823,042	$116,823,042	$—	$—
	$116,823,042	$116,823,042	$—	$—

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

The following table sets forth a summary of the changes in the fair value of the Level 3 over-allotment liability for the year ended September 30, 2022:

Over- allotment Liability
Fair value as of October 1, 2021	$—
Initial fair value of over-allotment liability upon issuance at IPO	105,450
Change in fair value	(44,550)
Charged to shareholders’ deficit upon exercise	(60,900)
Fair value as of September 30, 2022	$—

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon this evaluation, other than the below, the Company did not identify any other subsequent events that would have required adjustments or disclosure in the financial statements.

On November 23, 2022, the Company entered into a promissory note agreement with the Sponsor in the amount of $156,000. The promissory note would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.”